Form 10-Q
period 1996-06-30
GATEWAY TAX CREDIT FUND LTD
filed 1996-08-14
CIK 824605

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1996

Commission File Number              0-17711

                       Gateway Tax Credit Fund, Ltd.
      (Exact name of Registrant as specified in its charter)

            Florida                              59-2852555
(State or other jurisdiction of    ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:
(813)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1996
Units of Limited Partnership
Interest:  $1,000 per unit                                   25,566

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on June 27, 1996
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-18142

PART I - Financial Information
   Item 1.  Financial Statements

                               GATEWAY TAX CREDIT FUND, LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
                                                 (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  423,323       $  403,542
   Accounts Receivable                                  500                0
   Investments in Securities                        343,008          336,350
                                                 -----------      ----------
     Total Current Assets                           766,831          739,892

   Investments in Securities                      2,208,599        2,164,058
   Investments in Project
          Partnerships, Net                       5,562,621        5,935,650
                                                 -----------      ----------
       Total Assets                              $8,538,051       $8,839,600
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  325,144       $  333,494

Long-Term Liabilities:
   Payable to General Partners                    2,028,160        1,904,659

Partners' Equity:
   Limited Partners (25,566
    units outstanding at
    June 30, 1996 and
    March 31, 1996)                               6,346,889        6,759,422
   General Partners                                (162,142)       (157,975)
                                                 -----------      ----------
     Total Partners' Equity                       6,184,747        6,601,447
                                                 -----------      ----------
    Total Liabilities and
          Partners Equity                        $8,538,051       $8,839,600
                                                 ===========      ==========


                      See accompanying notes to financial statements.

                               GATEWAY TAX CREDIT FUND, LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
                                                 -----------      ----------
Revenues:
   Interest Income                               $   55,918       $  57,364
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                125,583         125,870
   General and Administrative-
     General Partner                                  6,205           8,356
   General and Administrative-
     Other                                            9,337          11,955
   Amortization                                       8,990          12,203
                                                 -----------      ----------
     Total Expenses                                 150,115         158,384

Loss Before Equity in Losses of
 Project Partnerships                               (94,197)       (101,020)
Equity in Losses of Project
 Partnerships                                      (322,503)       (327,261)
                                                 -----------      ----------
Net Loss                                         $ (416,700)     $ (428,281)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (412,533)     $ (423,998)
   General Partners                                  (4,167)         (4,283)
                                                 -----------     -----------
                                                 $ (416,700)     $ (428,281)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                               $    (16.14)    $    (16.58)

Number of Limited
 Partnership Units Outstanding                       25,566          25,566


                      See accompanying notes to financial statements.

                               GATEWAY TAX CREDIT FUND, LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity           (Deficit)           Equity
                               -----------       -----------        -----------
Balance at
 March 31, 1995               $ 8,251,645        $ (142,902)       $ 8,108,743

Net Loss                         (423,998)           (4,283)          (428,281)
                              ------------       -----------       ------------
Balance at
 June 30, 1995                $ 7,827,647        $ (147,185)       $ 7,680,462
                              ============       ===========       ============

Balance at
 March 31, 1996               $ 6,759,422        $ (157,975)       $ 6,601,447

Net Loss                         (412,533)           (4,167)          (416,700)
                              ------------       -----------       ------------
Balance at
 June 30, 1996                $ 6,346,889        $ (162,142)       $ 6,184,747
                              ============       ===========       ============




                      See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
                                                      ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (416,700)   $ (428,281)
   Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
     Amortization                                          8,990        12,203
     Accreted Interest Income
      on Investments in Securities                       (51,198)      (53,065)
      Equity in Losses of
          Project Partnerships                           322,503       327,261
      Changes in Operating Assets
      and Liabilities:
       Increase in Accounts Receivable                      (500)            0
       Increase in Payable to
          General Partners                               115,151       115,470
                                                     -----------      ---------
         Net Cash Used in
         Operating Activities                            (21,754)      (26,412)

Cash Flows from Investing Activities:
   Distributions Received from
   Project Partnerships                                   41,535        12,176
                                                      ----------     ----------
         Net Cash Provided by
         Investing Activities                             41,535        12,176
Increase (Decrease) in Cash and
 Cash Equivalents                                         19,781       (14,236)
Cash and Cash Equivalents at
 Beginning of Year                                       403,542       323,944
                                                     -----------     ----------
Cash and Cash Equivalents at
 End of Year                                          $  423,323    $  309,708
                                                      ==========     ==========


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)
                                           June 30, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000, respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

   Raymond James Partners, Inc. and RJ Credit Partners, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Operating profits and losses, cash distributions from operations and tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of properties will be allocated as formulated in the Limited Partnership Agreement.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

   Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

   Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

   1)  Gateway's capital contribution,
   2) Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
   3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

   1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
   2)  Decreased for cash distributions received from the Project
   Partnerships,
   3) Decreased for the amortization of the acquisition fees and expenses,
   4) In certain Project Partnerships, where Gateway's investment was greater than Gateway's pro-rata share of the book value of the underlying assets, decreased for the amortization of the difference; and
   5) In certain Project Partnerships, where Gateway's investment was less than Gateway's pro-rata share of the book value of the underlying assets, increased for the accretion of the difference.

   Amortization and accretion are calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The net amortization and accretion are shown as amortization expense on the Statements of Operations.

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

   Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships.

Cash and Cash Equivalents

   It is Gateway's policy to include short-term investments with an original maturity of three months or less in Cash and Cash
Equivalents. Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is a wholly-owned subsidiary of Raymond James Financial, Inc.

Investment in Securities

   Effective April 1, 1994, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

Offering and Commission Costs

   Offering and commission costs were charged against Limited
Partners' Equity upon the admission of Limited Partners.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, the 1995 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Fair Value of Financial Instruments

   The fair value of investment securities is discussed in Note 3. The fair value of current assets and current liabilities is assumed to be equal to their reported carrying amounts due to their short term nature. It is not practicable to estimate the fair value of the long term payable to the general partner because it is attributable to a related party transaction for which there would be no fair market equivalent.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1996. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 1996 Balance Sheet includes Investments in Securities equal to $2,551,607 ($343,008 and $2,208,599). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $914,901. The estimated market value at June 30, 1996 of these debt securities is $2,733,074 resulting in a gross unrealized gain of $181,467.

  As of June 30, 1996, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                                             $  343,008
    After 1 year through 5 years                                   1,276,332
    After 5 years through 10 years                                   932,267
                                                                  ----------
    Total Amount Carried on Balance Sheet                         $2,551,607
                                                                  ==========

NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next twelve months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by the Partnership for the three months ended June 30, 1996 and 1995:



                                              1996                   1995
                                            ---------              ---------
Asset Management Fee                         $125,583               $125,870
General and
 Administrative Expenses                        6,205                  8,356

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1996, the Partnership owned a 99% limited partner ownership interest in 82 Project Partnerships which own and operate government assisted multi-family housing complexes.
   The following is a summary of Investments in Project
Partnerships:


                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                               -------------     -----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                          $ 18,212,885    $ 18,212,885

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                            (67,127)        (67,517)

Cumulative equity in losses of
Project Partnerships (2)                        (13,959,564)    (13,637,061)

Cumulative distributions received
from Project Partnerships                          (451,549)       (410,013)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                  2,254,715       2,254,715
   Accumulated amortization of
   acquisition fees and expenses                   (426,739)       (417,359)
                                               -------------     -----------

Investments in
 Project Partnerships                            $5,562,621      $5,935,650
                                               ============      ===========

(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At June 30, 1996 and March 31, 1996 these excess costs were $579,459.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,941,535 for the period ended June 30, 1996 and cumulative suspended losses of $1,740,370 for the year ended March 31, 1996 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information of all 82
Project Partnerships as of March 31 of each year:
                                                    1996             1995
SUMMARIZED BALANCE SHEETS                      ------------     ------------
Assets:
   Current assets                            $   8,267,826     $  7,949,433
   Investment properties, net                   89,274,402       92,073,514
   Other assets                                    319,025          374,512
                                            --------------      -----------
     Total assets                            $  97,861,253     $100,397,459
                                            ==============      ===========
Liabilities and Partners' Equity
   Current liabilities                       $   2,804,734     $  2,959,837
   Long-term debt                               94,257,096       94,523,704
                                             -------------     ------------
     Total liabilities                          97 061,830       97,483,541

Partners' Equity
   Limited Partner                               1,804,361        3,670,526
   General Partners                             (1,004,938)        (756,608)
                                             -------------     ------------
                                                   799,423        2,913,918
     Total liabilities and
     partners' equity                        $  97,861,253     $100,397,459
                                             =============     ============

SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                      $   2,949,083     $  2,850,042
Expenses:
   Operating expenses                            1,809,094        1,659,070
   Interest expense                                731,415          731,393
   Depreciation and amortization                   937,532          946,951
                                              ------------     ------------
     Total expenses                              3,478,041        3,337,414

       Net loss                               $   (528,958)    $   (487,372)
                                              ============     ============
   Other partners' share
    of net loss                               $     (5,290)    $     (4,874)
   Partnership's share of net loss            $   (523,668)    $   (482,498)
     Suspended loss                                201,165          155,237
                                               -----------      -----------
   Equity in Loss of
      Project Partnerships                    $   (322,503)    $   (327,261)
                                               ===========      ===========
As of March 31, 1996 and for the three months then ended, the largest Project Partnership constitutes 6.4% of the combined total assets and 10.5% of the combined total revenues.
                                   GATEWAY TAX CREDIT FUND, LTD
                                  (A Florida Limited Partnership)

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                                           June 30, 1996

Results of Operations -

   As disclosed on the Statements of Operations, interest income for the three months ended June 30, 1996 was comparable to the three months ended June 30, 1995. Total expenses were also comparable for the same periods.

   Equity in Losses of Project Partnerships for the three months ended June 30, 1996 and 1995 were comparable. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $416,700 for the three months ended June 30, 1996. However, after adjusting for amortization, accreted interest income, interest income from the redemption in securities, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $21,754. The net cash provided by investing activities was $41,535 consisting of cash distributions received from Project Partnerships.


Liquidity and Capital Resources -

   Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 1996, Gateway had $423,323 of short term investments (Cash and Cash Equivalents). It also had $2,551,607 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   There were no cash distributions paid in the three month period ended June 30, 1996 and management does not anticipate distributions in the foreseeable future.

PART II. OTHER INFORMATION

   Item 6 - Exhibit and Reports on Form 8-K

a. Exhibits - NONE

b. Reports filed on Form 8-K - NONE

                                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                 GATEWAY TAX CREDIT FUND, LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  RJ Credit Partners, Inc.
                                                 Managing General Partner




Date:  August 12, 1996                           By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  August 12, 1996                           By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer