Form 10-Q
period 1996-09-30
GATEWAY TAX CREDIT FUND LTD
filed 1996-11-12
CIK 824605

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  September 30, 1996

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

                                YES     X                   NO

                                                           Number of Units
      Title of Each Class                                 September 30, 1996
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

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS

                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
                                                 (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  213,672      $  403,542
   Accounts Receivable                                  997               0
   Investments in Securities                        348,032         336,350
                                                 -----------     ----------
     Total Current Assets                           562,701         739,892

   Investments in Securities                      2,159,520       2,164,058
   Investments in Project
          Partnerships, Net                       5,174,061       5,935,650
                                                 -----------     ----------
       Total Assets                              $7,896,282      $8,839,600
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  330,367      $  333,494

Long-Term Liabilities:
   Payable to General Partners                    1,854,046       1,904,659

Partners' Equity:
   Limited Partners (25,566
    units outstanding at
    September 30, 1996 and
    March 31, 1996)                               5,878,740       6,759,422
   General Partners                                (166,871)       (157,975)
                                                 -----------      ----------
     Total Partners' Equity                       5,711,869       6,601,447
                                                 -----------      ----------
    Total Liabilities and
          Partners Equity                        $7,896,282      $8,839,600
                                                 ===========      ==========


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
                                                 -----------      ----------
Revenues:
   Interest Income                               $   56,154       $  58,585
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                125,583         125,870
   General and Administrative-
     General Partner                                  6,246           3,727
   General and Administrative-
     Other                                           19,106          19,775
   Amortization                                       8,990          12,203
                                                 -----------      ----------
     Total Expenses                                 159,925         161,575

Loss Before Equity in Losses of
 Project Partnerships                              (103,771)       (102,990)
Equity in Losses of Project
 Partnerships                                      (369,107)       (499,523)
                                                 -----------      ----------
Net Loss                                         $ (472,878)     $ (602,513)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (468,149)     $ (596,488)
   General Partners                                  (4,729)         (6,025)
                                                 -----------     -----------
                                                 $ (472,878)     $ (602,513)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                               $    (18.31)    $    (23.33)

Number of Limited
 Partnership Units Outstanding                       25,566          25,566


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
                                                 -----------      ----------
Revenues:
   Interest Income                               $  112,072    $    115,949
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                251,166         251,740
   General and Administrative-
     General Partner                                 12,451          12,083
   General and Administrative-
     Other                                           28,443          31,730
   Amortization                                      17,980          24,406
                                                 -----------      ----------
     Total Expenses                                 310,040         319,959

Loss Before Equity in Losses of
 Project Partnerships                              (197,968)       (204,010)
Equity in Losses of Project
 Partnerships                                      (691,610)       (826,784)
                                                 -----------      ----------
Net Loss                                         $ (889,578)   $ (1,030,794)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (880,682)   $ (1,020,486)
   General Partners                                  (8,896)        (10,308)
                                                 -----------     -----------
                                                 $ (889,578)   $ (1,030,794)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                               $    (34.45)    $    (39.92)

Number of Limited
 Partnership Units Outstanding                       25,566          25,566


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity           (Deficit)           Equity
                               -----------       -----------        -----------
Balance at
 March 31, 1995               $ 8,251,645        $ (142,902)       $ 8,108,743

Net Loss                       (1,020,486)          (10,308)        (1,030,794)
                              ------------       -----------       ------------
Balance at
 September 30, 1995           $ 7,231,159        $ (153,210)       $ 7,077,949
                              ============       ===========       ============

Balance at
 March 31, 1996               $ 6,759,422        $ (157,975)       $ 6,601,447

Net Loss                         (880,682)           (8,896)          (889,578)
                              ------------       -----------       ------------
Balance at
 September 30, 1996           $ 5,878,740        $ (166,871)       $ 5,711,869
                              ============       ===========       ============




                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
                                                      ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (889,578)  $(1,030,794)
   Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
     Amortization                                         17,980        24,406
     Accreted Interest Income
      on Investments in Securities                      (103,145)     (107,824)
      Equity in Losses of
          Project Partnerships                           691,610       826,784
      Interest Income from Redemption
          in Securities                                   18,321        11,702
      Changes in Operating Assets
      and Liabilities:
       Increase in Accounts Receivable                      (997)            0
       Increase in Payable to
          General Partners                               (53,739)      (49,421)
                                                     -----------      ---------
         Net Cash Used in
         Operating Activities                           (319,548)     (325,147)

Cash Flows from Investing Activities:
   Redemption of Investment in Securities                 77,679        79,298
   Distributions Received from
   Project Partnerships                                   51,999        58,675
                                                      ----------     ----------
         Net Cash Provided by
         Investing Activities                            129,678       137,973
Increase (Decrease) in Cash and
 Cash Equivalents                                       (189,870)     (187,174)
Cash and Cash Equivalents at
 Beginning of Year                                       403,542       323,944
                                                     -----------     ----------
Cash and Cash Equivalents at
 End of Year                                          $  213,672    $  136,770
                                                      ==========     ==========


                          See accompanying notes to financial statements.
                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)
                                        September 30, 1996

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1996 Balance Sheet includes Investments in Securities equal to $2,507,552 ($348,032 and $2,159,520). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $948,525. The estimated market value at September 30, 1996 of these debt securities is $2,686,043 resulting in a gross unrealized gain of $178,491.

  As of September 30, 1996, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                                             $  348,032
    After 1 year through 5 years                                   1,294,517
    After 5 years through 10 years                                   865,003
                                                                  ----------
    Total Amount Carried on Balance Sheet                         $2,507,552
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by the Partnership for the six months ended September 30, 1996 and 1995:



                                              1996                   1995
                                            ---------              ---------
Asset Management Fee                         $251,166               $251,740
General and
 Administrative Expenses                       12,451                 12,083

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1996, the Partnership owned a 99% limited partner ownership interest in 82 Project Partnerships which own and operate government assisted multi-family housing complexes.
   The following is a summary of Investments in Project
Partnerships:


                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                               -------------     -----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                          $ 18,212,885    $ 18,212,885

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                            (66,737)        (67,517)

Cumulative equity in losses of
Project Partnerships (2)                        (14,328,671)    (13,637,061)

Cumulative distributions received
from Project Partnerships                          (462,012)       (410,013)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                  2,254,715       2,254,715
   Accumulated amortization of
   acquisition fees and expenses                   (436,119)       (417,359)
                                               -------------     -----------

Investments in
 Project Partnerships                            $5,174,061      $5,935,650
                                               ============      ===========

(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At September 30, 1996 and March 31, 1996 these excess costs were $579,459.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,090,864 for the period ended September 30, 1996 and cumulative suspended losses of $1,740,370 for the year ended March 31, 1996 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information of all 82
Project Partnerships as of June 30 of each year:
                                                    1996             1995
SUMMARIZED BALANCE SHEETS                      ------------     ------------
Assets:
   Current assets                            $   8,522,300     $  8,087,954
   Investment properties, net                   88,425,473       91,248,974
   Other assets                                    334,504          349,407
                                            --------------      -----------
     Total assets                            $  97,282,277     $ 99,686,335
                                            ==============      ===========
Liabilities and Partners' Equity
   Current liabilities                       $   2,854,507     $  2,907,026
   Long-term debt                               94,158,408       94,536,188
                                             -------------     ------------
     Total liabilities                          97,012,915       97,443,214

Partners' Equity
   Limited Partner                               1,284,522        3,014,687
   General Partners                             (1,015,160)        (771,566)
                                             -------------     ------------
                                                   269,362        2,243,121
     Total liabilities and
     partners' equity                        $  97,282,277     $ 99,686,335
                                             =============     ============

SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                      $   5,732,629     $  6,012,635
Expenses:
   Operating expenses                            3,539,181        3,408,986
   Interest expense                              1,408,925        1,901,646
   Depreciation and amortization                 1,837,153        1,843,208
                                              ------------     ------------
     Total expenses                              6,785,259        7,153,840

       Net loss                              $  (1,052,630)    $ (1,141,205)
                                              ============     ============
   Other partners' share
    of net loss                              $     (10,526)    $    (11,412)
   Partnership's share of net loss           $  (1,042,104)    $ (1,129,793)
     Suspended loss                                350,494          303,009
                                               -----------      -----------
   Equity in Loss of
      Project Partnerships                   $    (691,610)    $   (826,784)
                                               ===========      ===========
As of June 30, 1996 and for the six months then ended, the largest
Project Partnership constitutes 6.4% of the combined total assets and 10.5% of the combined total revenues.
NOTE 6 - SUBSEQUENT EVENTS:

   On October 1, 1996 Value Partners, Inc. became the sole general partner of Village Apartments of Sparta Limited Partnership ("Sparta"), replacing the former general partners. Value Partners, Inc. is an affiliate of RJ Credit Partners, Inc., the managing general partner of Gateway. Sparta is a 24 unit property located in Sparta, Illinois in which Gateway invested as the sole limited partner on August 1, 1989.

   High vacancy rates due to the closure of a major area employer and excessive real estate taxes have caused Sparta to experience operating cash shortages and deferred maintenance. Effective October 1, 1996, a problems resolution plan has been executed between the mortgage lender (RHS) and the Project Partnership. Under the terms of the problems resolution plan, a new property management company has been hired and Gateway has agreed to loan Sparta approximately $35,000 to pay delinquent real estate taxes and to complete various maintenance requirements.

   Management does not expect any material adverse effect to Gateway as a result of the above referenced actions.

                                   GATEWAY TAX CREDIT FUND, LTD
                                  (A Florida Limited Partnership)

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                                        September 30, 1996

Results of Operations -

   As disclosed on the Statements of Operations, interest income for the six and three months ended September 30, 1996 was comparable to the six and three months ended September 30, 1995. Total expenses were also comparable for the same periods.

   Equity in Losses of Project Partnerships for the six months ended September 30, 1996 and 1995 were comparable. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $889,578 for the six months ended September 30, 1996. However, after adjusting for amortization, accreted interest income, interest income from the redemption in securities, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $319,548. The net cash provided by investing activities was $129,678 consisting of $77,679 from matured Zero Coupon Treasuries and $51,999 in cash distributions received from Project Partnerships.


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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 1996, Gateway had $213,672 of short term investments (Cash and Cash Equivalents). It also had $2,507,552 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   There were no cash distributions paid in the six month period ended September 30, 1996 and management does not anticipate distributions in the foreseeable future.

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


                                                 GATEWAY TAX CREDIT FUND, LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  RJ Credit Partners, Inc.
                                                 Managing General Partner




Date:  November 12, 1996                         By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  November 12, 1996                         By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer