Form 10-K
period 1997-03-31
GATEWAY TAX CREDIT FUND LTD
filed 1997-07-11
CIK 824605

FORM 10-K
                                SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
                                          (FEE REQUIRED)

For the fiscal year ended
   March 31, 1997                                Commission file number 0-17711

                                   GATEWAY TAX CREDIT FUND, LTD.
                      (Exact name of Registrant as specified in its charter)

            Florida                                               59-2852555
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     880 Carillon Parkway, St. Petersburg, Florida  33716
 (Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (813) 573-3800

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                        Title of Each Class
                               Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X                     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
                                                 Number of Record Holders
Title of Class                                   as of March 31, 1997

Limited Partnership Interest                               2,060
General Partner Interest                                       2

DOCUMENTS INCORPORATED BY REFERENCE
Part III and IV - Registration Form S-11 and all Amendments and
Supplements thereto.                     File No. 33-18142

                                              PART I

Item 1.  Business

   Gateway Tax Credit Fund, Ltd. ("Gateway") is a Florida limited partnership. The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc. both of which are sponsors of Gateway Tax Credit Fund, Ltd. and wholly-owned subsidiaries of Raymond James Financial, Inc. Gateway was formed October 27, 1987 and commenced operations as of June 30, 1988 with the first admission of Limited Partners.

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement. Gateway closed its initial offering of Limited Partnership Interests on March 1, 1990 after receiving capital contributions of $1,000 from the General Partners and $25,566,000 from Limited Partners.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of interests in Project Partnerships will be allocated as described in the Limited Partnership Agreement.

   Gateway has invested in 82 Project Partnerships, acquiring a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties. In October, 1996 Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., became the sole general partner of one of the Project Partnerships, Village Apartments of Sparta, Limited Partnership ("Sparta"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

   The primary sources of funds for the year ended March 31, 1997 were from the maturity of Treasury Notes for $357,000, interest income of $14,371 earned on cash and cash equivalents, and $87,273 in distributions received from Project Partnerships. As of March 31, 1997 Gateway had $445,969 of Cash and Cash Equivalents and $2,349,025 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

   All Project Partnerships are government subsidized. Most have mortgage loans from the Farmers Home Administration (now called Rural Housing Services) ("RHS") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the Project Partnerships also receive rental assistance from RECD to subsidize certain qualifying tenants.

   The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties. Risks related to the operations of Gateway are described in detail on pages 21 through 33 of the Prospectus, as supplemented, under the caption "Risk Factors" which is incorporated herein by reference.

   The investment objectives of Gateway are to:

   1) Provide tax benefits to Limited Partners in the form of Tax Credits during the period in which each Project is eligible to claim tax credits;
   2) Preserve and protect the capital contributions of Investors;
   3) Participate in any capital appreciation in the value of the Projects; and
   4) Provide passive losses to individual investors to offset passive income from other passive activities, and provide passive losses to corporate investors to offset business income.

   The investment objectives and policies of Gateway are described in detail on pages 33 through 38 of the Prospectus, as supplemented, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1997 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 11.5% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 1996:

                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Laynecrest                    Medway, OH               48            6/88
Martindale                    Union, OH                30            6/88
La Villa Elena                Bernalillo, NM           54            8/88
Rio Abajo                     Truth/Conseq,NM          42            9/88
Fortville II                  Fortville, IN            24           11/88
Summitville                   Summitville, IN          24           11/88
Suncrest                      Yanceyville, NC          40           12/88
Brandywine III                Millsboro, DE            32           12/88
Concord IV                    Perryville, MD           32           12/88
Dunbarton Oaks III            Georgetown, DE           32           12/88
Federal Manor                 Federalsburg, MD         32           12/88
Laurel Apts                   Laurel, DE               32           12/88
Mulberry Hill IV              Easton, MD               16           12/88
Madison                       Madison, OH              40           12/88
Hannah's Mill                 Thomaston, GA            50           12/88
Longleaf Apts.                Cairo, GA                36           12/88
Sylacauga Garden              Sylacauga, AL            45           12/88
Monroe Family                 Monroe, GA               48           12/88
Clayfed Apartments            Denver, CO               32           12/88
Westside Apts.                Denver, CO               52           12/88
Casa Linda                    Silver City, NM          41            3/89
Rivermeade                    Yorktown, VA             80            3/89
Laurel Woods                  Ashland, VA              40            3/89
Keysville                     Keysville, VA            24            3/89
Crosstown                     Kalamazoo, MI           201            4/89
Riverside Apts.               Demopolis, AL            40            5/89
Brookshire Apts.              McDonough, GA            46            6/89
Sandridge Apts.               Fernandina Bch,FL        46            6/89
Limestone Estates             Limestone, ME            25            6/89
Eagle's Bay                   Beaufort, NC             40            6/89
Teton View                    Rigby, ID                40            6/89
Albany                        Albany, KY               24            7/89
Burkesville                   Burkesville, KY          24            7/89
Scotts Hill                   Scotts Hill, TN          12            7/89
Sage                          Gallup, NM               44            7/89
Claremont                     Cascade, ID              16            8/89
Divernan                      Divernon, IL             12            8/89
Middleport                    Middleport, NY           25            9/89
Oakwood Apts.                 Columbus, NE             24            9/89
Morgantown                    Morgantown, IN           24            9/89
Ashburn Housing               Ashburn, GA              41            9/89
Cuthbert Elderly              Cuthbert, GA             32            9/89
Sandhill Forest               Melrose, FL              16            9/89
Oakwood Grove                 Crescent City, FL        36            9/89
Hastings Manor                Hastings, FL             24            9/89
Lakewood Apts.                Norfolk, NE              72            9/89
Robinhood Apts.               Springfield, TN          48            9/89
Skyview Terrace               Springfield, TN          48            9/89
Mabank 1988                   Mabank, TX               42            9/89
Buena Vista                   Buena Vista, GA          25            9/89
Woodcroft                     Elizabethtown, NC        32            9/89
Spring Creek                  Quitman, GA              18           10/89
Spring Creek                  Cherokee, AL             24           11/89
Milton Elderly                Milton, FL               43           11/89
Winder Apartments             Winder, GA               48           11/89
Hunters Ridge                 Killen, AL               40           12/89
Stone Arbor                   Madison, NC              40           12/89
Greeneville                   Greeneville, TN          40           12/89
Centralia II                  Centralia, IL            24           12/89
Poteau IV                     Poteau, OK               32           12/89
Barling                       Barling, AR              48           12/89
Booneville                    Booneville, AR           50           12/89
Augusta                       Augusta, KS              66           12/89
Meadows                       Farmville, VA            40           12/89
Kenly Housing                 Kenly, NC                48            2/90
Fairview South                Athens, TX               44            2/90
River Road Apts.              Waggaman, LA             43            2/90
Middlefield                   Middlefield, OH          36            3/90
Floresville                   Floresvile, TX           40            3/90
Mathis Retirement             Mathis, TX               36            3/90
Sabinal Housing               Sabinal, TX              24            3/90
Kingsland Housing             Kingsland, TX            34            3/90
Crestwood Villa II            Crestline, OH            36            3/90
Poteau Prop. III              Poteau, OK               19            4/90
Decatur Properties            Decatur, AR              24            4/90
Broken Bow Prop II            Broken Bow, OK           46            4/90
Turtle Creek II               Grove, OK                42            4/90
Pleasant Valley               Grangeville, ID          32            4/90
Hartwell Elderly              Hartwell, GA             24            4/90
Pulaski Village               Pulaski, VA              44            7/90
Southwood Apts.               Jacksonville, TX         40            7/90
                                                    -----

Total                                               3,110

The average effective rental per unit is $3,475 per year ($290 per month).

                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Laynecrest                    $  1,860,570                              100%
Martindale                       1,174,715                              100%
La Villa Elena                   1,834,277                               94%
Rio Abajo                        1,713,156                               98%
Fortville II                       809,473                              100%
Summitville                        879,511                               88%
Suncrest                         2,131,169                              100%
Brandywine III                   1,265,521                               97%
Concord IV                       1,350,179                               94%
Dunbarton Oaks III               1,338,637                               97%
Federal Manor                    1,448,417                              100%
Laurel Apts                      1,350,767                               97%
Mulberry Hill IV                   725,157                              100%
Madison                          1,439,849                              100%
Hannah's Mill                    1,812,786                               92%
Longleaf Apts.                   1,192,947                               97%
Sylacauga Garden                 1,607,002                              100%
Monroe Family                    1,788,673                               92%
Clayfed Apartments                 977,595                              100%
Westside Apts.                   1,565,112                              100%
Casa Linda                       1,677,613                              100%
Rivermeade                       3,044,152                               97%
Laurel Woods                     1,549,636                               98%
Keysville                          913,795                              100%
Crosstown                        5,927,779                               98%
Riverside Apts.                  1,423,971                               95%
Brookshire Apts.                 1,723,393                               96%
Sandridge Apts.                  1,632,755                              100%
Limestone Estates                1,414,221                               96%
Eagle's Bay                      1,931,083                              100%
Teton View                       1,778,615                              100%
Albany                             934,862                               96%
Burkesville                        913,773                               88%
Scotts Hill                        501,138                              100%
Sage                             1,828,621                               93%
Claremont                          570,213                               94%
Divernan                           497,265                               83%
Middleport                       1,167,852                              100%
Oakwood Apts.                      963,152                              100%
Morgantown                         955,695                               92%
Ashburn Housing                  1,300,760                               98%
Cuthbert Elderly                 1,028,295                               97%
Sandhill Forest                    573,763                               88%
Oakwood Grove                    1,238,587                               78%
Hastings Manor                     864,376                               96%
Lakewood Apts.                   2,979,452                               97%
Robinhood Apts.                  1,807,695                              100%
Skyview Terrace                  1,475,370                               98%
Mabank 1988                      1,347,754                              100%
Buena Vista                        815,627                               96%
Woodcroft                        1,489,965                              100%
Spring Creek                       607,608                               94%
Spring Creek                       636,688                              100%
Milton Elderly                   1,342,395                              100%
Winder Apartments                1,766,010                               98%
Hunters Ridge                    1,420,816                               90%
Stone Arbor                      1,874,064                               98%
Greeneville                      1,521,125                              100%
Centralia II                       996,364                              100%
Poteau IV                          716,016                               88%
Barling                          1,152,864                               94%
Booneville                       1,682,587                               96%
Augusta                          2,381,719                              100%
Meadows                          1,588,193                              100%
Kenly Housing                    1,666,432                               94%
Fairview South                   1,325,900                              100%
River Road Apts.                 1,478,045                               98%
Middlefield                      1,327,085                               97%
Floresville                      1,310,902                               96%
Mathis Retirement                1,083,532                               97%
Sabinal Housing                    779,515                              100%
Kingsland Housing                1,161,004                              100%
Crestwood Villa II               1,371,933                               94%
Poteau Prop. III                   583,005                               88%
Decatur Properties                 969,816                              100%
Broken Bow Prop II               1,957,868                               98%
Turtle Creek II                  1,558,446                               98%
Pleasant Valley                  1,443,382                              100%
Hartwell Elderly                   821,329                              100%
Pulaski Village                  1,785,352                              100%
Southwood Apts.                  1,203,598                               93%
                              ------------

Total                         $114,050,334

The average effective occupancy rate at December 31, 1996 was 97.0%

A summary of the cost of the properties, excluding Sparta, at December 31, 1996, 1995 and 1994 is as follows:


                                                        December 31,
                                                      1996        1995
                                                      ----        ----

Land                                         $  5,110,980   $  5,142,980
Land Improvements                               1,610,178      1,809,982
Buildings                                     102,790,145    103,331,434
Furniture and Fixtures                          4,539,031      4,499,828
                                             ------------   ------------
Properties, at Cost                           114,050,334    114,784,224
Less:  Accumulated Depreciation                27,941,689     24,594,181
                                             ------------   ------------
Properties, Net                              $ 86,108,645   $ 90,190,043
                                             ============   ============

                                                             December 31,
                                                                  1994
                                                                  ----

Land                                                        $  5,142,730
Land Improvements                                              1,801,470
Buildings                                                    103,319,305
Furniture and Fixtures                                         4,036,535
                                                            ------------
Properties, at Cost                                          114,300,040
Less:  Accumulated Depreciation                               21,323,768
                                                            ------------
Properties, Net                                             $ 92,976,272
                                                            ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1997, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                              PART II

Item 5.  Market for the Registrant's Securities and Related
Security Holder Matters

   (a) Gateway's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop. No transfers of Limited Partnership Units are permitted without the prior written consent of the Managing General Partner. There have been several transfers over the last two years, with most being from individuals to their trusts or heirs. The Managing General Partner is not aware of the price at which the units are transferred. The conditions under which investors may transfer units is found under ARTICLE XII -
                "Transfer of a Limited Partnership Interest" on pages A-
               24 and A-25 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.
    There have been no distributions paid to the Limited Partner investors over the last five years.
   (b)         Approximate Number of Equity Security Holders:


                                                 Number of Record Holders
   Title of Class                                    as of March 31, 1997

Limited Partnership Interest                                        2,060
General Partner Interest                                                2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
                                      1997           1996              1995
                                      ----           ----              ----

Total Revenues                     249,627        227,632           229,530
Net Loss                        (1,766,212)    (1,507,296)       (2,441,636)
Equity in Losses
 of Project Partnerships        (1,365,627)    (1,135,565)       (2,088,642)
Total Assets                     8,092,005      8,839,600        10,142,829
Investments in
 Project Partnerships            4,562,124      5,935,650         7,195,516
Per Limited Partnership
 Unit Outstanding:
Net Loss                            (68.39)        (58.37)           (94.55)
Passive Loss (A)                   (135.00)       (127.80)          (126.00)
Portfolio Income (A)                 17.30          17.10             15.90
Tax Credits (A)                     148.70         148.30            148.20


                                                     1994              1993
                                                     ----              ----
Total Revenues                                    264,345           175,549
Net Loss                                       (2,366,043)       (2,453,545)
Equity in Losses
 of Project Partnerships                       (1,972,346)       (1,963,800)
Total Assets                                   12,334,922        14,455,286
Investments in
 Project Partnerships                           9,378,713        11,357,747
Per Limited Partnership
 Unit Outstanding:
Net Loss                                           (91.62)           (95.01)
Passive Loss (A)                                  (129.50)          (117.96)
Portfolio Income (A)                                15.50             13.74
Tax Credits (A)                                    148.00            147.67

   (A) The Tax information is as of December 31, the year end of the Partnership for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations -

   Gateway commenced operations June 30, 1988. During the offering period, Gateway received $25,566,000 in capital contributions from investors. The proceeds available for investment from the capital contributions were used to acquire interests in Project Partnerships. At December 31, 1989, Gateway owned an interest in 65 Project Partnerships, and since December 31, 1990, Gateway has owned an interest in 82 Project Partnerships. There are no unusual events or trends to describe.

   As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 1997, 1996 and 1995.
Total expenses were comparable for the years ended March 31, 1996 and 1995. Total expense for the year ended March 31, 1997 increased to $651,606 as compared to $599,363 for the year ended March 31, 1996 primarily as a result of combining the operating expenses of Sparta.

   Equity in Losses of Project Partnerships for the year ended March 31, 1996 decreased from $2,088,642 for the year ended March 31, 1995 to $1,135,565 as a result of not including losses of $660,883, as these losses would reduce the investment in certain Project Partnerships below zero. The Equity in Losses of Project Partnerships increased to $1,365,627 for the year ended March 31, 1997 as Gateway recognized prior suspended losses relating to the Combined Entity. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 1996, December 31, 1995, and December 31, 1994, the 81 Project Partnerships reported depreciation and amortization expense of $3,685,935, $3,316,673, and $4,137,837, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

   1) On October 1, 1996 Value Partners, Inc. became the sole general partner of Village Apartments of Sparta Limited Partnership, replacing the former local general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing General Partner of Gateway. Sparta is a 24 unit property located in Sparta, Illinois in which Gateway invested as the sole limited partner on August 1, 1989. High vacancy rates due to the closure of a major area employer and excessive real estate taxes caused Sparta to experience operating cash shortages and deferred maintenance. Effective October 1, 1996, a problems resolution plan was executed between the mortgage lender (RHS) and Sparta. Under the terms of the plan, a new property management company was hired, Gateway agreed to loan Sparta approximately $35,000 to pay delinquent real estate taxes and to complete various maintenance requirements and RHS reduced the loan payments for a 24 month period beginning October 1996. Based on current occupancy, the property is projected to require additional loans from Gateway of approximately $10,000 per year until additional rental assistance becomes available.

   2) A property located in Killen, Alabama experienced significant cash flow shortages due to a recent occupancy problem created by
competition from a new 80 unit complex located nearby.   The
management company and local general partners are working diligently to improve occupancy. As of March 1997, occupancy was 90%.

   There were no cash distributions paid in the fiscal years ended March 31, 1995, 1996, and 1997 and management does not anticipate distributions in the foreseeable future.


Liquidity and Capital Resources -

   Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee due but unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors return of their original capital contribution.)

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 1997, Gateway had $445,969 of short term investments (Cash and Cash Equivalents). It also had $2,349,025 in Zero Coupon Treasuries with maturities providing $375,000 in fiscal year 1998 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 1997, Gateway received $87,273 in cash distributions from the Project Partnerships and it received
$357,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $80,923 and the Asset
Management Fee actually paid was $306,217.


Item 8.  Financial Statements and Supplementary Data

                                   INDEPENDENT AUDITOR'S REPORT


To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 1997 and 1996 and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended March 31, 1997. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund, Ltd. for each of the three years in the period ended March 31, 1997, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent 92% and 91% of the total investment in Project Partnerships and 52% and 61% of the Partnership's assets as of March 31, 1997 and 1996, and the equity in their losses represents 88%, 73% and 85% of the equity in losses of the Project Partnerships for the years ended March 31, 1997, 1996 and 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                          /s/ Spence Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                    CERTIFIED PUBLIC ACCOUNTANTS
Clearwater, Florida
June 20, 1997
PART I - Financial Information
   Item 1.  Financial Statements
                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                      COMBINED BALANCE SHEETS

                                                  MARCH 31,        MARCH 31,
                                                     1997            1996
                                                 -----------      ----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  445,969      $  403,542
   Accounts Receivable                                1,426               0
   Investments in Securities                        353,436         336,350
   Prepaid Insurance                                    358               0
   Tenant Security Deposits                           3,216               0
                                                 -----------     ----------
     Total Current Assets                           804,405         739,892

   Investments in Securities                      1,995,589       2,164,058
   Investments in Project
      Partnerships, Net                           4,562,124       5,935,650
   Replacement Reserves                              15,205               0
   Rental Property at cost, Net                     714,682               0
                                                 ----------      ----------
       Total Assets                              $8,092,005      $8,839,600
                                                 ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  335,155      $  333,494
   Accrued Real Estate Taxes                         17,642               0
   Tenant Security Deposits                           2,980               0
   Accrued Management Fees                            5,177               0
                                                 ----------      ----------
                                                    360,954         333,494
Long-Term Liabilities:
   Payable to General Partners                    2,100,459       1,904,659
   Mortgage Note Payable                            822,897               0
                                                 ----------      ----------
       Total Liabilities                          2,923,356       1,904,659
                                                 ----------      ----------
Minority Interest in Local
   Limited Partnership                              (27,540)              0

Partners' Equity:
   Limited Partners (25,566
    units outstanding at
    March 31, 1997 and 1996                       5,010,872       6,759,422
   General Partners                                (175,637)       (157,975)
                                                 ----------      ----------
     Total Partners' Equity                       4,835,235       6,601,447
                                                 ----------      ----------
    Total Liabilities and
          Partners' Equity                       $8,092,005      $8,839,600
                                                 ==========      ==========

                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                 COMBINED STATEMENTS OF OPERATIONS
                                   FOR THE YEAR ENDED MARCH 31,


                                   1997               1996              1995
                               -----------        ----------       -----------
Revenue:
   Rental                    $     14,111      $          0       $          0
   Interest Subsidy                14,499                 0                  0
   Interest Income                220,055           227,632            229,530
   Miscellaneous                      962                 0                  0
                             -------------     -------------      ------------
     Total Revenue                249,627           227,632            229,530

Expenses:
   Asset Management Fee-
     General Partner              502,017           502,333             503,482
   General and Administrative-
     General Partner               25,316            25,447             31,168
   General and Administrative-
     Other                         55,607            50,476             46,399
   Rental Operating
     Expenses                      14,708                 0                  0
   Interest                        16,226                 0                  0
   Depreciation                     7,592                 0                  0
   Amortization                    30,140            21,107              1,475
                             -------------     -------------      ------------
     Total Expenses               651,606           599,363            582,524

Loss Before Equity in Losses of
 Project Partnerships            (401,979)         (371,731)          (352,994)
Equity in Losses of Project
 Partnerships                  (1,365,627)       (1,135,565)        (2,088,642)
Minority Interest in Loss of
 Combined Project
 Partnership                        1,394                 0                  0
                             -------------     -------------      -------------
Net Loss                     $ (1,766,212)     $ (1,507,296)      $ (2,441,636)
                             =============     =============      =============
Allocation of Net Loss:
   Limited Partners          $ (1,748,550)     $ (1,492,223)      $ (2,417,220)
   General Partners               (17,662)          (15,073)           (24,416)
                             -------------     -------------      -------------
                             $ (1,766,212)     $ (1,507,296)      $ (2,441,636)
                             =============     =============      =============
Net Loss Per Number of
 Limited Partnership Units   $     (68.39)     $     (58.37)      $     (94.55)

Number of Limited Partnership
 Units Outstanding                 25,566            25,566             25,566


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                              COMBINED STATEMENTS OF PARTNERS' EQUITY

                        FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                 Limited            General
                                 Partners          Partners             Total
                               -----------       -----------        -----------

Balance at
 March 31, 1994               $10,668,865         $(118,486)       $10,550,379

Net Loss                       (2,417,220)          (24,416)        (2,441,636)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 8,251,645          (142,902)         8,108,743

Net Loss                       (1,492,223)          (15,073)        (1,507,296)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 6,759,422          (157,975)         6,601,447

Net Loss                       (1,748,550)          (17,662)        (1,766,212)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 5,010,872         $(175,637)       $ 4,835,235
                              ============        ==========       ============




                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
                               -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $(1,766,212)      $(1,507,296)       $(2,441,636)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Used in Operating Activities:
     Amortization                  30,140            21,107              1,475
     Depreciation                   7,592                 0                  0
     Accreted Interest Income
     on Investments in
     Securities                  (205,617)         (215,038)          (221,104)
     Equity in Losses of
      Project Partnerships      1,365,627         1,135,565          2,088,642
     Minority Interest In Losses
      of Combined Project
      Partnership                  (1,394)                0                  0
     Interest Income from Redemption
      of Securities               135,745           110,537             81,237
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
         Receivable                10,289                 0                  0
       Decrease in Prepaid
         Insurance                  1,083                 0                  0
       Decrease in Accounts
         Payable                   (9,897)                0                  0
       Increase in Replacement
         Reserves                 (10,729)                0                  0
       Decrease in Security
         Deposits                    (220)                0                  0
       Decrease in Accrued
         Real Estate Taxes         (2,358)                0                  0
       Increase in Payable to
         General Partners         197,461           204,067            249,544
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities              (248,490)         (251,058)          (241,842)
                              ------------       -----------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships          87,273           103,193             93,080
   Redemption of Investment
     in Securities                221,255           227,463            153,763
                              ------------      ------------       ------------
         Net Cash Provided by
         Investing
         Activities               308,528           330,656            246,843
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   Principal Payment
     on Debt                         (329)                0                  0
   Proceeds from Loan               5,178                 0                  0
   Repayments to
     Affiliates                   (22,534)                0                  0
                              ------------      ------------       ------------
         Net Cash Used in
         Financing
         Activities               (17,685)                0                  0
                              ------------      ------------       ------------

Increase in Cash and
 Cash Equivalents                  42,353            79,598              5,001
Cash and Cash Equivalents at
 Beginning of Year                403,616           323,944            318,943
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   445,969       $   403,542        $   323,944
                              ============      ============       ============


Supplemental Cash Flow Information:

   Interest Paid              $     6,906       $         0        $        0
                              ============      ===========        ===========


                          See accompanying notes to financial statements.

                            GATEWAY TAX CREDIT FUND, LTD.
                          (A Florida Limited Partnership)

                      NOTES TO COMBINED FINANCIAL STATEMENTS

                             March 31, 1997, 1996 AND 1995

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

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Operating profits and losses, cash distributions from operations and tax credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of properties will be allocated as formulated in the Limited Partnership Agreement.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Combined Entity"), a Project Partnership in which Gateway has invested. As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entity. Since the general partner of the Combined Entity is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entity for the period from October 1, 1996 through December 31, 1996. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

   Basis of Accounting

   Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

   Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Combined Entity, using the equity method of accounting and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

   Capitalization and Depreciation

   Land, buildings and improvements are recorded at cost and provides for depreciation using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

   Buildings                  27-1/2 years
   Equipment                       7 years

   Expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of income.

   Rental Income

   Rental income, principally from short-term leases on the Combined Entity's apartment units, is recognized as income under the accrual method as the rents become due.

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

   Investment in Securities

   Effective April 1, 1995, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

   Offering and Commission Costs

   Offering and commission costs were charged against Limited
Partners' Equity upon the admission of Limited Partners.

   Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

   Reclassifications

   For comparability, the 1996 and 1995 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1997.


NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 1997 Balance Sheet includes Investments in Securities equal to $2,349,025 ($353,436 and $1,995,589). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $933,575. The estimated market value at March 31, 1997 of these debt securities is $2,488,791 resulting in a gross unrealized gain of $139,766.

  As of March 31, 1997, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                                             $  353,436
    After 1 year through 5 years                                   1,317,113
    After 5 years through 10 years                                   678,476
                                                                  ----------
    Total Amount Carried on Balance Sheet                         $2,349,025
                                                                  ==========

NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1997, 1996 and 1995 were $502,017, $502,333 and
$503,482, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1997, 1996 and 1995 were $25,316, $25,447 and $31,168, respectively.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

  A summary of the property, plant and equipment is as follows at
December 31, 1996:
                                                 Accumulated            Book
                                     Cost       Depreciation            Value
                               -----------       -----------        -----------

Land                           $   32,000        $        0         $   32,000
Buildings                         932,287           250,002            682,285
Furniture and Appliances           18,608            18,211                397
                               -----------       ----------         ----------
Net Book Value                 $  982,895        $  268,213         $  714,682
                               ===========       ==========         ==========

NOTE 6 - MORTGAGE NOTE PAYABLE

   The mortgage note payable is the balance due on the note dated May 10, 1989 in the amount of $829,545. The loan is at a stated interest rate of 9.5% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.4%. At December 31, 1996 the development was in financial trouble and RHS ("Rural Housing Services") had adjusted loan payments to $700 per month for 24 months beginning October 1, 1996 through September 30, 1998. These payments are expected to pay the interest due during this period and no reduction to principal will occur. If the development is in compliance with the terms of the subsidy agreement the monthly payments are expected to be $1,760 beginning October 1, 1998.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending                      Amount
   -----------                      ------
   12/31/97                    $         0
   12/31/98                            342
   12/31/99                          1,391
   12/31/00                          1,424
   12/31/01                          1,459
   Thereafter                      818,281
                               -----------
   Total                       $   822,897
                               ===========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:

                                   1997             1996               1995
                                   ----             ----               ----

Net Loss per Financial
  Statements                 $ (1,766,212)     $ (1,507,296)      $ (2,441,636)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (417,417)         (919,755)           (89,161)

Losses suspended for financial
reporting purposes             (1,081,456)         (660,883)          (569,854)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                21,703            37,073            (56,810)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee            196,393           208,040            249,234
  Amortization Expense             11,468           (13,070)            63,028
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (3,035,521)     $ (2,855,891)      $ (2,845,199)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                             -------------      ------------       ------------

                             $   3,842,287     $   3,830,702      $   3,828,025
                             =============     =============      =============

The Partnership's Investment in Project Partnerships is approximately $6,300,000 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 1997, the Partnership owned a 99% limited partner ownership interest in 81 Project Partnerships, excluding the Combined Entity at March 31, 1997, which own and operate government assisted multi-family housing complexes.

   The following is a summary of Investments in Project
Partnerships, excluding the Combined Entity at March 31, 1997:

                                                   March 31,          March 31,
                                                      1997              1996
                                                   ---------          ---------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                          $ 18,061,129       $ 18,212,885

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                            (64,627)           (67,517)

Cumulative equity in losses of
Project Partnerships (2)                        (14,741,418)       (13,637,061)

Cumulative distributions received
from Project Partnerships                          (497,286)          (410,013)

Acquisition fees and expenses                     2,254,715          2,254,715

Accumulated amortization of
acquisition fees and expenses                      (450,389)          (417,359)
                                               -------------      -------------

Investments in
 Project Partnerships                          $  4,562,124       $  5,935,650
                                               ============       =============

(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At March 31, 1997 these excess costs were $566,298 and at March 31, 1996 these excess costs were $579,459.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,821,826 for the period ended March 31, 1997 and cumulative suspended losses of $1,740,370 for the year ended March 31, 1996 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                   1997              1996              1995
SUMMARIZED BALANCE SHEETS      -----------        ----------     --------------
Assets:
   Current assets            $  8,640,544      $  8,116,228       $  7,705,141
   Investment properties,
      net                      86,108,645        90,190,043         92,976,272
   Other assets                   270,537           313,200            370,219
                             -------------     -------------      -------------
     Total assets            $ 95,019,726      $ 98,619,471       $101,051,632
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $  2,879,571      $  2,902,474       $  3,022,016
   Long-term debt              93,255,821        94,360,342         94,618,092
                             -------------     -------------      -------------
     Total liabilities         96,135,392        97,262,816         97,640,108

Partners' Equity
   Limited Partner               (101,396)        2,339,568          4,152,333
   General Partners            (1,014,270)         (982,913)          (740,809)
                             -------------     -------------      -------------
                               (1,115,666)        1,356,655          3,411,524
     Total liabilities and
     partners' equity        $ 95,019,726      $ 98,619,471       $101,051,632
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $ 16,964,448      $ 16,868,404       $ 16,646,882
Expenses:
   Operating expenses           7,365,924         6,968,042          6,607,610
   Interest expense             8,388,303         8,471,083          8,575,691
   Depreciation and
     amortization               3,685,935         3,316,673          4,137,837
                             -------------     -------------      -------------
     Total expenses            19,440,161        18,755,798         19,321,138

       Net loss              $ (2,475,713)     $ (1,887,394)      $ (2,674,256)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (28,630)     $    (90,946)      $    (15,760)
   Partnership's share
    of net loss              $ (2,447,083)     $ (1,796,448)      $ (2,658,496)
     Suspended loss             1,081,456           660,883            569,854
   Equity in Loss of         -------------     -------------      -------------
      Project Partnerships   $ (1,365,627)     $ (1,135,565)      $ (2,088,642)
                             =============     =============      =============

As of December 31, 1996 and 1995, the largest Project Partnership constituted 6.4% and 7.3% of the combined total assets and combined total revenues.

Item 9. Disagreements on Accounting and Financial Disclosures

                                          None.

                                             PART III

Item 10.  Directors and Executive Officers of Gateway

   Gateway has no directors or executive officers. Gateway's affairs are managed and controlled by the Managing General Partner. Certain information concerning the directors and officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

   Raymond James Tax Credit Funds, Inc. is the Managing General
Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway's interests in the Project
Partnerships and other matters related to the business operations of Gateway. The officers and directors of the Managing General
Partner are as follows:

   Ronald M. Diner, age 53, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   Alan L. Weiner, age 36, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner received an M.B.A. from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a B.S. with high honors.

   J. Davenport Mosby, age 41, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

   Teresa L. Barnes, age 50, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

   Sandra L. Furey, age 34, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since
   1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

Raymond James Partners, Inc. -

   Raymond James Partners, Inc. has been formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc. Raymond James Partners, Inc. is a general partner for purposes of assuring that Gateway and other partnerships sponsored by affiliates have sufficient net worth to meet the minimum net worth requirements of state securities administrators.

   Information regarding the officers and directors of Raymond James Partners, Inc., is included on pages 58 and 59 of the Prospectus under the section captioned "Management" (consisting of pages 56 through 59 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

   Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 1997.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 1997, 1996 and 1995.

   The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1997, 1996 and 1995 were $502,017, $502,333 and
$503,482, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1997, 1996 and 1995 were $25,316, $25,447 and $31,168, respectively.

Schoonover Boyer Gettman & Assoc.
110 Northwoods Blvd. Suite 200
Worthington, OH 43235
PHONE:  614-888-8000
FAX:  614-888-8634

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan limited partnership)
Kalamazoo, MI

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership (A Michigan limited partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Schoonover Boyer Gettman & Assoc.
Certified Public Accountants

January 25, 1997

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Clayfed Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheets of Clayfed Apartments, HUD Project No. C099-K094-007 (A Colorado Limited Partnership), as of December 31, 1996, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, HUD Project No. C099-K094-007, at December 31, 1996 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1997 on our consideration of the Clayfed Apartments internal control structure, a report dated February 18, 1997 on its compliance with laws and regulations, a report dated February 18, 1997 on its compliance with major HUD program requirements, a report dated February 18, 1997 on its compliance with nonmajor HUD program requirements and a report dated February 18, 1997 on its compliance with Affirmative Fair Housing requirements.

The accompanying supplementary information on pages 11 to 19 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Clayfed Apartments, HUD Project No. C099-K094-007. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ Donald W. Prosser, P.C.
Certified Public Accountant
Denver, Colorado
February 18, 1997

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Clayfed Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheets of Clayfed Apartments, HUD Project No. C099-K094-007 (A Colorado Limited Partnership), as of December 31, 1995, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, HUD Project No. C099-K094-007, at December 31, 1995 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of the Clayfed Apartments internal control structure, a report dated January 31, 1996 on its compliance with laws and regulations, a report dated January 31, 1996 on its compliance with major HUD program requirements, a report dated January 31, 1996 on its compliance with nonmajor HUD program requirements and a report dated January 31, 1996 on its compliance with Affirmative Fair Housing requirements.

The accompanying supplementary information on pages 11 to 19 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Clayfed Apartments, HUD Project No. C099-K094-007. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ Donald W. Prosser, P.C.
Certified Public Accountant
Denver, Colorado
January 31, 1996

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Westside Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheet of Westside Apartments, Ltd., HUD Project No. C099-K001-004 (A Colorado Limited Partnership), as of December 31, 1996 and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd., HUD Project No. C099-K001-004, at
December 31, 1996 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1997 on our consideration of the Clayfed Apartments internal control structure, a report dated February 19, 1997 on its compliance with laws and regulations, a report dated February 19, 1997 on its compliance with major HUD program requirements, a report dated February 19, 1997 on its compliance with nonmajor HUD program requirements and a report dated February 19, 1997 on its compliance with Affirmative Fair Housing requirements.

The accompanying supplementary information on pages 11 to 19 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Westside Apartments, Ltd., HUD Project No. C099-K001-004. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ Donald W. Prosser, P.C.
Certified Public Accountant
Denver, Colorado
February 18, 1997

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Westside Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheet of Westside Apartments, Ltd., HUD Project No. C099-K001-004 (A Colorado Limited Partnership), as of December 31, 1995 and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd., HUD Project No. C099-K001-004, at
December 31, 1995 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of the Clayfed Apartments internal control structure, a report dated January 31, 1996 on its compliance with laws and regulations, a report dated January 31, 1996 on its compliance with major HUD program requirements, a report dated January 31, 1996 on its compliance with nonmajor HUD program requirements and a report dated January 31, 1996 on its compliance with Affirmative Fair Housing requirements.

The accompanying supplementary information on pages 11 to 19 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Westside Apartments, Ltd., HUD Project No. C099-K001-004. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ Donald W. Prosser, P.C.
Certified Public Accountant
Denver, Colorado
January 31, 1996

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Madison, Ltd.
(A Limited Partnership)
DBA Madison Woods Apartments
Madison, OH

We have audited the accompanying balance sheets of Madison, Ltd. (A Limited Partnership), DBA Madison Woods Apartments, FmHA Case No. 41-093-341595553, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and the Audit Program require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd. (A Limited Partnership) DBA Madison Woods Apartments, FmHA Case No. 41-093-341595553, at December 31, 1996 and 1995, and
the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-093-341595553. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of Madison, Ltd. internal control structure and a report dated February 4, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Middlefield, Limited
(A Limited Partnership)
DBA Lakeview Village II
Hudson, OH

We have audited the accompanying balance sheets of Middlefield, Limited (A Limited Partnership), DBA Lakeview Village II, FmHA Case No. 41-028-341618469, as of December 31, 1996 and 1995, and the
related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited. (A Limited Partnership) DBA Lakeview Village II, FmHA Case No. 41-028-341618469, at December 31, 1996 and 1995,
and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-028-341618469. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of Middlefield, Limited's internal control structure and a report dated February 4, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Ashburn Housing, Ltd., L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd., L.P. (A Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd., L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Buena Vista Housing, Ltd.
(A Limited Partnership)
Valdosta, GA

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. L.P. (A Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Buena Vista Housing Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1830589, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786726, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Milton Elderly Housing, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Milton Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 59-2911560, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milton Elderly Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Milton Elderly Housing, Ltd.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Winder Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 1996 and 1995, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Winder Apartments, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, AL

I have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd. (A Limited Partnership), RHS Project No.: 01-061-630953708 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-
630953708 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1997 on my consideration of Sylacauga Garden Apartments III, Ltd., internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.
Certified Public Accountants

February 19, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
River Road Apartments, A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheets of River Road Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Road Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31,1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of River Road Apartments, A Louisiana Partnership in Commendam's internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson
Certified Public Accountants

February 5, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Sun Valley Apartments, A Division of Augusta Properties
(A Limited Partnership)
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of the internal control structure of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Booneville Properties, (A Limited Partnership)
D/B/A Lani-K Apartments
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of the internal control structure of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Barling Properties, A Limited Partnership
D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The Accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in
Note 8, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of the internal control structure of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Poteau Properties IV, A Limited Partnership
D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU
PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR
APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of the internal control structure of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Turtle Creek Properties Phase II, A Limited Partnership
D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of the internal control structure of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Broken Bow Properties II, A Limited Partnership
D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 17, 1997 on our consideration of the internal control structure of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 17, 1997

LaFollette, Jansa, Brandt & Co.
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101
PHONE:  605-336-0935
FAX:  605-336-0983

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Development Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ LaFollette, Jansa, Brandt & Co.
Certified Public Accountants
Sioux Falls,  South Dakota

January 16, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Monroe Family, Ltd.

We have audited the accompanying balance sheets of Monroe Family, Ltd., RHS Project No.: 11-047-581768407. as of December 31, 1996
and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd., RHS Project No.: 11-047-581768407. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 1997, on our consideration of Monroe Family, Ltd.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
January 20, 1997

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brandywine III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Brandywine III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1997

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Concord IV Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Concord IV Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1997

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Dunbarton Oaks III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Dunbarton Oaks III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1997

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners,
Federal Manor III Limited Partnership
Bethesda,  Maryland

We have audited the accompanying balance sheets of Federal Manor III Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Federal Manor III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1997

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Laurel Apartments Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Laurel Apartments Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1997

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Middleport Limited Partnership
Case No. 37-32-161338763 and
RECD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants
January 22, 1997

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28334
PHONE:  910-892-1021
FAX:  910-892-6084

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Kenly Housing Associates' internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. Schedules 1, 2, 3 and 4 on pages 14, 15, 16, and 17 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

January 31, 1997

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 1996 and 1995, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. The information on pages 9 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.


In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Oakwood Grove, Ltd.'s internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.


/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

January 22, 1997

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 1996 and 1995, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information presented on pages 10 to 17 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. The information on pages 10 to 16 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The information on page 17, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.


In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Sandhill Forest, Ltd.'s internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.


/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

January 22, 1997

Dauby O'Connor & Zaleski LLC
8395 Keystone Crossing, Suite 203
Indianapolis, IN 46240
PHONE:  317-259-6857
FAX:  317-259-6861

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel woods Associates (A Virginia Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Laurel Woods Associates and for filing with the RECD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Indianapolis, Indiana
January 31, 1997

Dauby O'Connor & Zaleski LLC
8395 Keystone Crossing, Suite 203
Indianapolis, IN 46240
PHONE:  317-259-6857
FAX:  317-259-6861

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates (A Virginia Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of The Meadows Associates and for filing with the RECD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Indianapolis, Indiana
January 31, 1997

Dauby O'Connor & Zaleski LLC
8395 Keystone Crossing, Suite 203
Indianapolis, IN 46240
PHONE:  317-259-6857
FAX:  317-259-6861

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Rivermeade Associates
A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (A Virginia Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Indianapolis, Indiana
January 31, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners

I have audited the accompanying balance sheets of Greeneville Limited Partnership, D/B/A Greeneville Landing Apartments, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership, D/B/A Greeneville Landing Apartments, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Greeneville Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia
February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership, D/B/A Pulaski Village Apartments, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership, D/B/A Pulaski Village Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Pulaski Village Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia
February 15, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Kingsland Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd.-(A Texas Limited Partnership) as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of the internal control structure of Kingsland Housing, Ltd.-(A Texas Limited Partnership) and a report dated February 5, 1997, on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants

February 5, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Mathis Retirement Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of the internal control structure of Mathis Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 3, 1997, on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants

February 3, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Floresville Housing , Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd.-(A Texas Limited Partnership) as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of the internal control structure of Floresville Housing, Ltd.-(A Texas Limited Partnership) and a report dated February 4, 1997, on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants

February 4, 1997

Leavitt, Christensen & Co.
960 Broadway Avenue, Suite 505
Boise, ID 83706
PHONE:  208-336-8666
FAX:  208-336-8741

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Managing General Partner
Teton View Limited Partnership
Boise, Idaho


We have audited the accompanying balance sheets of Teton View Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the Rural Development Audit Program issued in 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Teton View Limited Partnership's internal control structure and on its compliance with laws and regulations.

The partnership has filed tax returns with the Internal Revenue Service which allow the partners to receive the benefit of a low income housing tax credit. Because the qualifying standards of the low income housing tax credit are different than the requirements of the loan agreement and the interest credit agreements, and due to the fact that the low income housing tax credit relates to income taxes which are the responsibility of the individual partners, the scope of these audits were not designed or intended to audit the compliance with the various low income housing tax credit laws. Therefore, these audits can not be relied on to give assurances with regard to compliance with any low income housing tax credit laws.


/s/ Leavitt, Christensen & Co.

February 5, 1997

Leavitt, Christensen & Co.
960 Broadway Avenue, Suite 505
Boise, ID 83706
PHONE:  208-336-8666
FAX:  208-336-8741

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Managing General Partner
Pleasant Valley Housing Limited Partnership
Boise, ID

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the Rural Development Audit Program issued in 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Pleasant Valley Housing Limited Partnership's internal control structure and on its compliance with laws and regulations.

The partnership has filed tax returns with the Internal Revenue Service which allow the partners to receive the benefit of a low income housing tax credit. Because the qualifying standards of the low income housing tax credit are different than the requirements of the loan agreement and the interest credit agreements, and due to the fact that the low income housing tax credit relates to income taxes which are the responsibility of the individual partners, the scope of these audits were not designed or intended to audit the compliance with the various low income housing tax credit laws. Therefore, these audits can not be relied on to give assurances with regard to compliance with any low income housing tax credit laws.


/s/ Leavitt, Christensen & Co.

February 5, 1997

Dixon, Odom & Co.
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  910-889-5156
FAX:  910-889-6168

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Eagles Bay Limited Partnership's internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon, Odom & Co.
Certified Public Accountants

February 5, 1997

Dixon, Odom & Co.
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  910-889-5156
FAX:  910-889-6168

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Stone Arbor Limited Partnership's internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon, Odom & Co.
Certified Public Accountants

February 7, 1997

Bernard Robinson & Co.
P. O. Box 19608
Greensboro, NC 27419-9608
PHONE:  910-294-4494
FAX:  910-547-0840

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Suncrest Limited Partnership (A North Carolina Limited Partnership), as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Suncrest Limited Partnership as of December 31, 1995, were audited by other auditors whose report dated January 22, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the internal control system of Suncrest Limited Partnership and a report dated January 23, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Bernard Robinson & Co.
Certified Public Accountants
Greensboro, North Carolina
January 23, 1997

Dixon, Odom & Co.
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  910-889-5156
FAX:  910-889-6168

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Suncrest Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1996 on our consideration of Woodcroft Limited Partnership's internal control structure and a report dated January 20, 1996 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon, Odom & Co.
Certified Public Accountants

January 20, 1996

Dixon, Odom & Co.
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  910-889-5156
FAX:  910-889-6168

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of Woodcroft Limited Partnership's internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon, Odom & Co.
Certified Public Accountants

February 6, 1997

Brockway, Chupik, Gersbach & Neimeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  817-773-9907
FAX:  817-773-1570

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the accompanying balance sheets of Mabank 1988 Limited (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 1, 1997 in our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 1996 and the other Supplemental Data Required by the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Chupik, Gersbach & Neimeier, P.C.
Certified Public Accountants

February 1, 1997

Brannan, Bagwell & Mercer
Amsouth Center, Suite 804 - 200 Clinton Avenue
Huntsville, AL 35801
PHONE:  205-536-4318
FAX:  205-533-7193

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Hunters Ridge, Ltd.

We have audited the accompanying balance sheet of Hunters Ridge, Ltd., (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of Operations, Partners' Capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Ridge, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Hunter's Ridge Ltd's internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.


/s/ Brannan, Bagwell & Mercer
Certified Public Accountants

February 11, 1997

Boothe, Vassar, Fox and Fox
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on Pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Boothe, Vassar, Fox and Fox
Certified Public Accountants
January 29, 1997
Big Spring, Texas

Boothe, Vassar, Fox and Fox
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
La Villa Elena LTD. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena LTD. Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena LTD. Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of La Villa Elena Ltd. Limited Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on Pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Boothe, Vassar, Fox and Fox
Certified Public Accountants
January 29, 1997
Big Spring, Texas

Boothe, Vassar, Fox and Fox
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on Pages 16 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Boothe, Vassar, Fox and Fox
Certified Public Accountants
January 29, 1997
Big Spring, Texas

Boothe, Vassar, Fox and Fox
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Sage Limited Partnership's internal control structure and a report dated
January 29, 1997,  on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on Pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Boothe, Vassar, Fox and Fox
Certified Public Accountants
January 29, 1997
Big Spring, Texas

Mesarvey, Russell & Co.
1905 West North Street
Springfield, OH 45504
PHONE:  513-325-4639
FAX:  513-325-4630

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Laynecrest Associates Limited Partnership

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership, RECDS Case No. 41-092-311254109 as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Economic & Community Development Services 'Audit Program'. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership at December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1997 on our consideration of Laynecrest Associates Limited Partnership's internal control structure and a report dated February 1, 1997 on its compliance with laws and regulations applicable to RECDS programs.


/s/ Mesarvey, Russell & Co.
A Corporation of
Certified Public Accountants
February 1, 1997
Lead Auditor: Ronald C Russell, CPA
Firm ID# 31-0823791

Mesarvey, Russell & Co.
1905 West North Street
Springfield, OH 45504
PHONE:  513-325-4639
FAX:  513-325-4630

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Martindale Limited Partnership

We have audited the accompanying balance sheets of Martindale Limited Partnership, RECDS Case No. 41-092-311153919 as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Economic & Community Development Services 'Audit Program'. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1997 on our consideration of Martindale Limited Partnership's internal control structure and a report dated February 1, 1997 on its compliance with laws and regulations applicable to RECDS programs.


/s/ Mesarvey, Russell & Co.
A Corporation of
Certified Public Accountants
February 1, 1997
Lead Auditor: Ronald C Russell, CPA
Firm ID# 31-0823791

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
Robinhood Apts., Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1997, on our consideration of the Partnership's internal control structure and our report dated January 22, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 1997

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 1997, on our consideration of the Partnership's internal control structure and our report dated January 21, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 21, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Riverside Apartments, Ltd.
Demopolis, AL

I have audited the accompanying balance sheets of Riverside Apartments, Ltd., (A Limited Partnership), RHS Project No.: 01-046-630978050 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., (A Limited Partnership), RHS Project
No.: 01-046-630978050 as of December 31, 1996 and 1995, and the
results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Riverside Apartments, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.
Certified Public Accountants

February 20, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheets of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612 as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 16 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997, on our consideration of Brookshire Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
January 24, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments Ltd., RHS Project No.: 058-17569-49, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997, on our consideration of Sandridge Apartments, Ltd.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
January 24, 1997

Chester Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Limestone Estate
Caribou, Maine

We have audited the accompanying balance sheets of Limestone Estates (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in al material respects, the financial position of Limestone Estates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 1997 on our consideration of Limestone Estates' internal control structure and its compliance with laws and regulations.


/s/ Chester Kearney, CPA
Certified Public Accountants
Presque Isle, Maine
February 7, 1997

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of Longleaf
Apartments, Ltd., RHS Project No.: 10-065-581788240, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longleaf Apartments Ltd., RHS Project No.: 10-065-581788240, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 14, 1997, on our consideration of Longleaf Apartments, Ltd.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 14, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Crestwood Villa II Limited Partnership
(A Limited Partnership)
DBA Applewood Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Crestwood Villa II Limited Partnership (A Limited Partnership), DBA Applewood Apartments, FmHA Case No. 41-017-341612174, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and the Audit Program require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa II Limited Partnership (A Limited Partnership), DBA Applewood Apartments, FmHA Case No. 41-017-341612174,, at December 31, 1996 and 1995, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-017-341612174. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997, on our consideration of Crestwood Villa II Limited Partnership internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

January 15, 1997

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Fairview South, Ltd.
700 South Palestine
Athens, TX  75751

We have audited the Balance Sheet and Statements of Income and Expenses, Changes in Partners' Equity (Deficit), and Cash Flows of Fairview South, Ltd. as of December 31, 1996 and 1995, and for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and the 'U.S. Department of Agriculture, Farmers Home Administration - Audit Program.'
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The schedules and supplemental letter listed in the table of contents are presented for purposes of additional analysis and are not a required part of the financial statements of Fairview South, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Fairview South, Ltd.'s internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

January 31, 1997

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Southwood Apartments, Ltd.

We have audited the Balance Sheet and Statements of Income and Expenses, Changes in Partners' Equity (Deficit), and Cash Flows of Southwood Apartments, Ltd. as of December 31, 1996 and 1995, and for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and the 'U.S. Department of Agriculture, Farmers Home Administration - Audit Program.'
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The schedules and supplemental letter listed in the table of contents are presented for purposes of additional analysis and are not a required part of the financial statements of Southwood Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 3,, 1997 on our consideration of Southwood Apartments, Ltd.'s internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 3, 1997

                                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

  Schedule III - Real Estate and Accumulated Depreciation of
Property Owned by Project Partnerships

  All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  (3) Exhibit Index -
  The following are included with Form S-11, Registration No. 33-
  18142 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.


Table
Number
1.1            Form of Soliciting Dealer Agreement
1.2 Form of Escrow Agreement between Gateway Tax Credit Fund, Ltd., and Southeast Bank
2.1 Purchase and Sale Agreement, dated June 30, 1988 pertaining to the acquisition of limited partnership interests in Martindale Limited Partnership
2.2 Purchase and Sale Agreement, dated June 30, 1988 pertaining to the acquisition of limited partnership interests in Laynecrest Associates Limited Partnership
2.3 Purchase and Sale Agreement, dated August 28, 1988 pertaining to the acquisition of limited partnership interests in La Villa Elena Limited Partnership
2.4 Purchase and Sale Agreement, date August 28, 1988 pertaining to the acquisition of limited partnership interests in Rio Abajo Limited Partnership
3.1 The form of Partnership Agreement of the Partnership is included as Exhibit "A" to the Prospectus
3.1.1          Amended Certificate of Limited Partnership of
               Gateway Tax Credit Fund, Ltd.
3.2            Articles of Incorporation of Raymond James
               Partners, Inc.
3.2.1          Bylaws of Raymond James Partners, Inc.
3.3            Articles of Incorporation of Raymond James Tax
               Credit Funds, Inc.
3.3.1          Bylaws of Raymond James Tax Credit Funds, Inc.
3.4 Amended and Restated Agreement and Certificate of Limited Partnership of Martindale Limited Partnership
3.5 Amended and Restated Agreement and Certificate of Limited Partnership of Laynecrest Associates Limited
3.6 Amended and Restated Agreement and Certificate of Limited Partnership of La Villa Elena Limited Partnership
3.7 Amended and Restated Agreement and Certificate of Limited Partnership of Rio Abajo Limited Partnership
3.8 Amended and Restated Agreement of Village Apartments of Fortville II, L.P. is included as Exhibit E to the document included as Exhibit 2.5
3.9 Amended and Restated Partnership Agreement of Village Apartments of Summitville II, L.P. is included as Exhibit E to the document included as Exhibit 2.6
3.10 Amended and Restated Partnership Agreement of Village Apartments of Madison, Ltd. is included as Exhibit E to the document included as
               Exhibit 2.7
3.11 Amended and Restated Partnership Agreement of Village Apartments of Monroe Family, Ltd. is included as Exhibit E to the document included as Exhibit 2.8
3.12 Amended and Restated Partnership Agreement of Village Apartments of Longleaf Apartments, Ltd. is included as Exhibit E to the document included as Exhibit 2.9
3.13 Amended and Restated Partnership Agreement of Village Apartments of Hannah's Mill Apartments, Ltd. is included as Exhibit E to the document included as Exhibit 2.10
3.14 Amended and Restated Partnership Agreement of Village Apartments of Sylacauga Garden Apartments III, Ltd.
3.15 Amended and Restated Partnership Agreement of Suncrest Limited Partnership is included as Exhibit E to the document included as Exhibit 2.12
3.16 Amended and Restated Partnership Agreement of Dunbarton Oaks III, Limited Partnership
3.17 Amended and Restated Partnership Agreement of Brandywine III Limited Partnership
3.18           Amended and Restated Partnership Agreement of
               Concord IV Limited Partnership
3.19 Amended and Restated Partnership Agreement of Mulberry Hill IV Associates Limited Partnership
3.20 Amended and Restated Partnership Agreement of Federal Manor Limited Partnership
3.21 Amended and Restated Partnership Agreement of Laurel Apartments Limited Partnership
3.22           Amended and Restated Partnership Agreement of
               Casa Linda Limited Partnership
3.23           Amended and Restated Partnership Agreement of
               Rivermeade Associates
3.24           Amended and Restated Partnership Agreement of
               Keysville Limited Partnership
3.25           Amended and Restated Partnership Agreement of
               Laurel Woods Associates
3.26           Amended and Restated Partnership Agreement of
               Meadows Associates
3.27           Amended and Restated Partnership Agreement of
               Riverside Apts., Ltd.
3.28           Amended and Restated Partnership Agreement of
               Limestone Estates, Ltd.
3.29           Amended and Restated Partnership Agreement of
               Sandridge Apts., Ltd.
3.30           Amended and Restated Partnership Agreement of
               Brookshire Apts., Ltd.
3.31           Amended and Restated Partnership Agreement of
               Teton View Apts., Ltd.
3.32           Amended and Restated Partnership Agreement of
               Eagle's Bay Ltd. Partnership
3.33           Amended and Restated Partnership Agreement of
               Sage, Ltd.
3.34           Amended and Restated Partnership Agreement of
               Albany, Ltd.
3.35           Amended and Restated Partnership Agreement of
               Burkesville, Ltd.
3.36           Amended and Restated Partnership Agreement of
               Scotts Hill, Ltd.
3.37           Amended and Restated Partnership Agreement of
               Claremont Housing, Ltd.
3.38 Amended and Restated Partnership Agreement of Village Apartments of Sparta Ltd.
3.39 Amended and Restated Partnership Agreement of Crosstown Seniors Limited Dividend Housing Association Ltd.
3.40 Amended and Restated Partnership Agreement of Village Apartments of Divernon Ltd.
3.41           Amended and Restated Partnership Agreement of
               Oakwood Apartments Ltd.
3.42           Amended and Restated Partnership Agreement of
               Middleport Ltd.
3.43 Amended and Restated Partnership Agreement of Village Apartments of Morgantown Ltd.
3.44           Amended and Restated Partnership Agreement of
               Lakewood Apartments Ltd.
3.45           Amended and Restated Partnership Agreement of
               Mabank 1988 Limited
3.46           Amended and Restated Partnership Agreement of
               Ashburn Housing Ltd. L.P.
3.47           Amended and Restated Partnership Agreement of
               Cuthbert Elderly Housing, Ltd.
3.48           Amended and Restated Partnership Agreement of
               Buena Vista Housing, Ltd. L.P.
3.49           Amended and Restated Partnership Agreement of
               Spring Creek Apts., Ltd.
3.50 Amended and Restated Partnership Agreement of Milton Elderly Housing, Ltd., L.P.
3.51           Amended and Restated Partnership Agreement of
               Sandhill Forest, Ltd.
3.52           Amended and Restated Partnership Agreement of
               Oakwood Grove, Ltd.
3.53           Amended and Restated Partnership Agreement of
               Hastings Manor, Ltd.
3.54           Amended and Restated Partnership Agreement of
               Robinhood Apts., Ltd.
3.55           Amended and Restated Partnership Agreement of
               Skyview Terrace Apts., Ltd.
3.56           Amended and Restated Partnership Agreement of
               Stone Arbor Ltd.
3.57           Amended and Restated Partnership Agreement of
               Woodcroft Ltd.
3.58 Amended and Restated Agreement of Limited Partnership of Winder Apartments, Ltd., L.P.
3.59           Amended and Restated Partnership Agreement of
               Spring Creek Apartments, Ltd.
3.60           Amended and Restated Agreement of Limited
               Partnership of Hunters Ridge, Ltd.
8.1            Tax opinion and consent of Schifino &
               Fleischer, P.A.
24.1           Consent of Spence, Marston & Bunch, Certified
               Public Accountants
24.2           The consent of Gerald D. Myers, CPA
24.3           The consent of Kenneth Leventhal & Company
24.4 The consent of Schifino & Fleischer, P.A., to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund, Ltd., and all amendments thereto, is included in their opinions filed as Exhibit 8.1 to the Registration Statement
28.1 Table VI (Acquisition of Properties by Program) of Appendix II to Industry Guide 5, Preparation of Registration Statements Relating to Interests in Real Estate Limited Partnerships

               Prospectus dated March 2, 1988

b.   Reports filed on Form 8-K - NONE

c.   Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

Apartment Properties
                                                          # of        Mtg.Loan
Partnership                   Location                   Units         Balance

Laynecrest                    Medway, OH                   48     $ 1,469,483
Martindale                    Union, OH                    30         940,713
La Villa Elena                Bernalillo, NM               54       1,481,909
Rio Abajo                     Truth/Cons, NM               42       1,400,823
Fortville II                  Fortville, IN                24         678,206
Summitville                   Summitville, IN              24         739,535
Suncrest                      Yanceyville, NC              40       1,482,149
Brandywine III                Millsboro, DE                32       1,096,043
Concord IV                    Perryville, MD               32       1,091,422
Dunbarton Oaks III            Georgetown, DE               32       1,123,477
Federal Manor                 Federalsburg, MD             32       1,169,668
Laurel Apts                   Laurel, DE                   32       1,136,654
Mulberry Hill IV              Easton, MD                   16         597,720
Madison                       Madison, OH                  40       1,191,575
Hannah's Mill                 Thomaston, GA                50       1,477,653
Longleaf Apts.                Cairo, GA                    36         973,388
Sylacauga Garden              Sylacauga, AL                45       1,423,534
Monroe Family                 Monroe, GA                   48       1,472,279
Clayfed Apts.                 Denver, CO                   32       1,015,854
Westside Apts.                Denver, CO                   52       1,639,312
Casa Linda                    Silver City, NM              41       1,384,728
Rivermeade                    Yorktown, VA                 80       2,569,428
Laurel Woods                  Ashland, VA                  40       1,285,059
Keysville                     Keysville, VA                24         760,385
Crosstown                     Kalamazoo, MI               201       4,792,108
Riverside Apts.               Demopolis, AL                40       1,164,779
Brookshire Apts.              McDonough, GA                46       1,401,708
Sandridge Apts.               Fernandina Bch, FL           46       1,325,578
Limestone Estates             Limestone, ME                25       1,160,294
Eagle's Bay                   Beaufort, NC                 40       1,491,983
Teton View                    Rigby, ID                    40       1,440,506
Albany                        Albany, KY                   24         740,732
Burkesville                   Burkesville, KY              24         741,688
Scotts Hill                   Scotts Hill, TN              12         411,518
Sage                          Gallup, NM                   44       1,484,682
Claremont                     Cascade, ID                  16         442,363
Divernan                      Divernon, IL                 12         411,138
Middleport                    Middleport, NY               25         956,520
Oakwood Apts.                 Columbus, NE                 24         791,317
Morgantown                    Morgantown, IN               24         793,180
Ashburn Housing               Ashburn, GA                  41       1,063,028
Cuthbert Elderly              Cuthbert, GA                 32         827,842
Sandhill Forest               Melrose, FL                  16         471,127
Oakwood Grove                 Crescent City, FL            36       1,018,487
Hastings Manor                Hastings, FL                 24         705,127
Lakewood Apts.                Norfolk, NE                  72       2,454,494
Robinhood Apts.               Springfield, TN              48       1,477,706
Skyview Terrace               Springfield, TN              48       1,347,695
Mabank 1988                   Mabank, TX                   42       1,119,811
Buena Vista                   Buena Vista, GA              25         659,591
Woodcroft                     Elizabethtown, NC            32       1,162,274
Spring Creek                  Quitman, GA                  18         494,149
Spring Creek                  Cherokee, AL                 24         537,581
Milton Elderly                Milton, FL                   43       1,086,812
Winder Apartments             Winder, GA                   48       1,432,662
Hunters Ridge                 Killen, AL                   40       1,177,194
Stone Arbor                   Madison, NC                  40       1,495,561
Greeneville                   Greeneville, TN              40       1,209,506
Centralia II                  Centralia, IL                24         807,848
Poteau IV                     Poteau, OK                   32         603,587
Barling                       Barling, AR                  48         932,863
Booneville                    Booneville, AR               50       1,386,278
Augusta                       Augusta, KS                  66       1,937,654
Meadows                       Farmville, VA                40       1,340,335
Kenly Housing                 Kenly, NC                    48       1,342,340
Fairview South                Athens, TX                   44       1,072,065
River Road Apts.              Waggaman, LA                 43       1,178,992
Middlefield                   Middlefield, OH              36       1,092,553
Floresville                   Floresvile, TX               40       1,046,806
Mathis Retirement             Mathis, TX                   36         878,537
Sabinal Housing               Sabinal, TX                  24         609,637
Kingsland Housing             Kingsland, TX                34         853,945
Crestwood Villa II            Crestline, OH                36       1,103,419
Poteau Prop. III              Poteau, OK                   19         466,053
Decatur Properties            Decatur, AR                  24         779,656
Broken Bow Prop II            Broken Bow, OK               46       1,491,933
Turtle Creek II               Grove, OK                    42       1,250,575
Pleasant Valley               Grangeville, ID              32       1,157,297
Hartwell Elderly              Hartwell, GA                 24         675,846
Pulaski Village               Pulaski, VA                  44       1,395,933
Southwood Apts.               Jacksonville, TX             40         959,931
                                                                  -----------

Total                                                             $93,255,821

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition


Laynecrest                       $  310,264    $  1,533,433      $   16,873
Martindale                          243,665         928,824           2,226
La Villa Elena                      128,000       1,672,703          33,574
Rio Abajo                            88,500       1,610,884          13,772
Fortville II                         25,000         780,355           4,118
Summitville                          30,000         849,511               0
Suncrest                            331,988       1,788,595          10,586
Brandywine III                      105,508       1,154,434           5,579
Concord IV                          120,440       1,198,338          31,401
Dunbarton Oaks III                  123,135       1,205,530           9,972
Federal Manor                       142,632       1,252,927          52,858
Laurel Apts                         144,680       1,156,847          49,240
Mulberry Hill IV                     55,379         652,234          17,544
Madison                              60,000       1,378,177           1,672
Hannah's Mill                        60,000       1,754,918          (2,132)
Longleaf Apts.                       54,700       1,135,966           2,281
Sylacauga Garden                     70,000       1,521,755          15,247
Monroe Family                       110,000       1,678,673               0
Clayfed Apts.                        84,000         876,430          17,165
Westside Apts.                      134,701       1,382,850          47,561
Casa Linda                          153,730       1,518,228           5,655
Rivermeade                          240,134       2,661,910         142,108
Laurel Woods                         96,242       1,301,860         151,534
Keysville                            30,000         793,750          90,045
Crosstown                           408,338       5,164,734         354,707
Riverside Apts.                      89,250       1,329,102           5,619
Brookshire Apts.                    114,500       1,602,613           6,280
Sandridge Apts.                     144,000       1,476,180          12,575
Limestone Estates                    79,224       1,318,259          16,738
Eagle's Bay                         175,735       1,752,762           2,586
Teton View                           50,218         972,662         755,735
Albany                               49,161         865,007          20,694
Burkesville                          44,697         838,328          30,748
Scotts Hill                          30,000         465,835           5,303
Sage                                196,207       1,616,554          15,860
Claremont                            23,500         505,789          40,924
Divernan                             15,000         481,063           1,202
Middleport                           18,000       1,132,502          17,350
Oakwood Apts.                        96,800         862,439           3,913
Morgantown                           15,000         940,191             504
Ashburn Housing                      35,000       1,265,760               0
Cuthbert Elderly                     22,550       1,006,889          (1,144)
Sandhill Forest                      28,091         544,545           1,127
Oakwood Grove                        44,712       1,191,986           1,889
Hastings Manor                       18,000         839,600           6,776
Lakewood Apts.                      207,700       2,754,382          17,370
Robinhood Apts.                      50,500       1,752,851           4,344
Skyview Terrace                      40,112       1,424,008          11,250
Mabank 1988                          57,200       1,210,248          80,306
Buena Vista                          11,390        804,816             (579)
Woodcroft                            82,500       1,402,798           4,667
Spring Creek                         33,330         575,656          (1,378)
Spring Creek                         20,000         589,739          26,949
Milton Elderly                       50,000       1,292,395               0
Winder Apartments                    73,500       1,692,510               0
Hunters Ridge                        48,275       1,370,214           2,327
Stone Arbor                          57,280       1,813,230           3,554
Greeneville                          47,258       1,434,138          39,729
Centralia II                         36,450         954,070           5,844
Poteau IV                            33,000         683,016               0
Barling                              62,500       1,049,173          41,191
Booneville                           32,500       1,650,087               0
Augusta                             101,300       2,280,419               0
Meadows                             102,342       1,455,858          29,993
Kenly Housing                        25,000       1,588,636          52,796
Fairview South                      103,909       1,218,102           3,889
River Road Apts.                    138,000       1,340,045               0
Middlefield                          70,700       1,250,957           5,428
Floresville                          75,524       1,050,346         185,032
Mathis Retirement                    37,127       1,041,038           5,367
Sabinal Housing                      18,000         752,263           9,252
Kingsland Housing                    30,000         894,081         236,923
Crestwood Villa II                   54,000       1,317,395             538
Poteau Prop. III                     18,350         564,655               0
Decatur Properties                   24,300         945,516               0
Broken Bow Prop II                   70,000       1,887,868               0
Turtle Creek II                      45,000       1,513,446               0
Pleasant Valley                      65,227       1,342,952          35,203
Hartwell Elderly                     49,800         771,529               0
Pulaski Village                      75,000       1,650,373          59,979
Southwood Apts.                      46,189       1,153,440           3,969
                                 ----------    ------------      ----------

Total                            $6,733,944    $104,434,182      $2,882,208

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total


Laynecrest                       $  323,009    $  1,537,561    $  1,860,570
Martindale                          243,666         931,049       1,174,715
La Villa Elena                      128,000       1,706,277       1,834,277
Rio Abajo                            88,500       1,624,656       1,713,156
Fortville II                         25,000         784,473         809,473
Summitville                          30,000         849,511         879,511
Suncrest                             80,000       2,051,169       2,131,169
Brandywine III                      105,508       1,160,013       1,265,521
Concord IV                          131,161       1,219,018       1,350,179
Dunbarton Oaks III                  127,180       1,211,457       1,338,637
Federal Manor                       149,657       1,298,760       1,448,417
Laurel Apts                         145,331       1,205,436       1,350,767
Mulberry Hill IV                     58,422         666,735         725,157
Madison                              60,000       1,379,849       1,439,849
Hannah's Mill                        60,000       1,752,786       1,812,786
Longleaf Apts.                       54,700       1,138,247       1,192,947
Sylacauga Garden                     70,000       1,537,002       1,607,002
Monroe Family                       110,000       1,678,673       1,788,673
Clayfed Apts.                        84,000         893,595         977,595
Westside Apts.                      134,701       1,430,411       1,565,112
Casa Linda                          153,730       1,523,883       1,677,613
Rivermeade                          251,734       2,792,418       3,044,152
Laurel Woods                        106,742       1,442,894       1,549,636
Keysville                            34,534         879,261         913,795
Crosstown                           494,596       5,433,183       5,927,779
Riverside Apts.                      93,089       1,330,882       1,423,971
Brookshire Apts.                    114,750       1,608,643       1,723,393
Sandridge Apts.                     144,000       1,488,755       1,632,755
Limestone Estates                    79,224       1,334,997       1,414,221
Eagle's Bay                         175,735       1,755,348       1,931,083
Teton View                           87,187       1,691,428       1,778,615
Albany                               49,161         885,701         934,862
Burkesville                          44,697         869,076         913,773
Scotts Hill                          30,000         471,138         501,138
Sage                                196,207       1,632,414       1,828,621
Claremont                            29,041         541,172         570,213
Divernan                             15,000         482,265         497,265
Middleport                           18,000       1,149,852       1,167,852
Oakwood Apts.                        96,800         866,352         963,152
Morgantown                           15,000         940,695         955,695
Ashburn Housing                      35,000       1,265,760       1,300,760
Cuthbert Elderly                     22,550       1,005,745       1,028,295
Sandhill Forest                      28,091         545,672         573,763
Oakwood Grove                        44,712       1,193,875       1,238,587
Hastings Manor                       18,000         846,376         864,376
Lakewood Apts.                      207,700       2,771,752       2,979,452
Robinhood Apts.                      50,500       1,757,195       1,807,695
Skyview Terrace                      40,112       1,435,258       1,475,370
Mabank 1988                          94,031       1,253,723       1,347,754
Buena Vista                          11,390         804,237         815,627
Woodcroft                            82,500       1,407,465       1,489,965
Spring Creek                         33,330         574,278         607,608
Spring Creek                         20,000         616,688         636,688
Milton Elderly                       50,000       1,292,395       1,342,395
Winder Apartments                    73,500       1,692,510       1,766,010
Hunters Ridge                        48,275       1,372,541       1,420,816
Stone Arbor                          57,280       1,816,784       1,874,064
Greeneville                          47,258       1,473,867       1,521,125
Centralia II                         36,450         959,914         996,364
Poteau IV                            33,000         683,016         716,016
Barling                              62,500       1,090,364       1,152,864
Booneville                           32,500       1,650,087       1,682,587
Augusta                             101,300       2,280,419       2,381,719
Meadows                             105,846       1,482,347       1,588,193
Kenly Housing                        25,000       1,641,432       1,666,432
Fairview South                      103,909       1,221,991       1,325,900
River Road Apts.                    138,000       1,340,045       1,478,045
Middlefield                          70,700       1,256,385       1,327,085
Floresville                          76,669       1,234,233       1,310,902
Mathis Retirement                    37,127       1,046,405       1,083,532
Sabinal Housing                      18,000         761,515         779,515
Kingsland Housing                    30,000       1,131,004       1,161,004
Crestwood Villa II                   54,000       1,317,933       1,371,933
Poteau Prop. III                     18,350         564,655         583,005
Decatur Properties                   24,300         945,516         969,816
Broken Bow Prop II                   70,000       1,887,868       1,957,868
Turtle Creek II                      45,000       1,513,446       1,558,446
Pleasant Valley                      65,227       1,378,155       1,443,382
Hartwell Elderly                     49,800         771,529         821,329
Pulaski Village                      75,000       1,710,352       1,785,352
Southwood Apts.                      46,189       1,157,409       1,203,598
                                 ----------    ------------    ------------

Total                            $6,721,158    $107,329,176    $114,050,334

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996


                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Laynecrest                      $   666,848                        5.0- 27.5
Martindale                          363,818                        5.0- 27.5
La Villa Elena                      368,590                        5.0- 40.0
Rio Abajo                           337,760                        5.0- 40.0
Fortville II                        248,073                        5.0- 27.5
Summitville                         273,896                        5.0- 27.5
Suncrest                            345,034                        5.0- 40.0
Brandywine III                      470,009                        5.0- 27.5
Concord IV                          498,017                        5.0- 27.5
Dunbarton Oaks III                  496,150                        5.0- 27.5
Federal Manor                       497,858                        5.0- 27.5
Laurel Apts                         513,737                        5.0- 27.5
Mulberry Hill IV                    255,858                        5.0- 27.5
Madison                             353,674                        5.0- 33.0
Hannah's Mill                       479,112                        5.0- 30.0
Longleaf Apts.                      321,372                        5.0- 30.0
Sylacauga Garden                    527,282                        5.0- 27.5
Monroe Family                       485,323                        5.0- 27.5
Clayfed Apts.                       295,255                        5.0- 40.0
Westside Apts.                      440,126                        5.0- 40.0
Casa Linda                          299,053                        5.0- 40.0
Rivermeade                          903,910                        5.0- 27.5
Laurel Woods                        486,491                        5.0- 27.5
Keysville                           304,674                        5.0- 27.5
Crosstown                         1,243,334                        5.0- 40.0
Riverside Apts.                     250,495                        5.0- 40.0
Brookshire Apts.                    415,646                        5.0- 30.0
Sandridge Apts.                     412,213                        5.0- 30.0
Limestone Estates                   479,526                        5.0- 27.5
Eagle's Bay                         302,333                        5.0- 50.0
Teton View                          399,379                        5.0- 27.5
Albany                              244,575                        5.0- 40.0
Burkesville                         232,797                        5.0- 40.0
Scotts Hill                         113,601                        5.0- 40.0
Sage                                289,124                        5.0- 40.0
Claremont                           169,295                        5.0- 27.5
Divernan                            136,181                        5.0- 27.5
Middleport                          201,703                        5.0- 27.5
Oakwood Apts.                       227,440                        5.0- 40.0
Morgantown                          236,692                        5.0- 27.5
Ashburn Housing                     306,534                        5.0- 30.0
Cuthbert Elderly                    244,700                        5.0- 30.0
Sandhill Forest                     119,906                        5.0- 35.0
Oakwood Grove                       268,942                        5.0- 35.0
Hastings Manor                      157,622                        5.0- 40.0
Lakewood Apts.                      742,244                        5.0- 30.0
Robinhood Apts.                     240,240                        5.0- 50.0
Skyview Terrace                     333,881                        5.0- 50.0
Mabank 1988                         283,867                        5.0- 35.0
Buena Vista                         186,620                        5.0- 30.0
Woodcroft                           226,908                        5.0- 50.0
Spring Creek                        133,147                        5.0- 40.0
Spring Creek                        121,994                        5.0- 30.0
Milton Elderly                      306,764                        5.0- 30.0
Winder Apartments                   421,120                        5.0- 50.0
Hunters Ridge                       252,389                        5.0- 50.0
Stone Arbor                         281,651                        5.0- 50.0
Greeneville                         410,100                        5.0- 27.5
Centralia II                        255,232                        5.0- 27.5
Poteau IV                           190,231                        5.0- 25.0
Barling                             306,586                        5.0- 25.0
Booneville                          515,074                        5.0- 25.0
Augusta                             706,276                        5.0- 25.0
Meadows                             434,109                        5.0- 27.5
Kenly Housing                       296,591                        5.0- 40.0
Fairview South                      428,678                        5.0- 25.0
River Road Apts.                    236,954                        5.0- 40.0
Middlefield                         265,940                        5.0- 27.5
Floresville                         258,301                        5.0- 50.0
Mathis Retirement                   156,835                        5.0- 50.0
Sabinal Housing                     116,173                        5.0- 50.0
Kingsland Housing                   166,993                        5.0- 50.0
Crestwood Villa II                  301,309                        5.0- 33.0
Poteau Prop. III                    170,301                        5.0- 25.0
Decatur Properties                  271,414                        5.0- 25.0
Broken Bow Prop II                  435,077                        5.0- 25.0
Turtle Creek II                     439,688                        5.0- 25.0
Pleasant Valley                     344,088                        5.0- 27.5
Hartwell Elderly                    188,024                        5.0- 27.5
Pulaski Village                     481,231                        5.0- 27.5
Southwood Apts.                     351,701                        5.0- 25.0
                                -----------

Total                           $27,941,689

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND, LTD.
NOTES TO SCHEDULE III



Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $ 114,784,224
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                           285,705
       Other                                       (982,896)
                                                  ----------
                                                                   (697,191)

   Deductions during period:
       Cost of real estate sold                      36,699
       Other                                              0
                                                  ----------
                                                                     36,699
                                                              --------------
Balance at end of period -
December 31, 1996                                             $ 114,050,334
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $  24,594,181
       Current year expense                                       3,617,583
       Less Accumulated Depreciation
        of real estate sold                                         (36,589)
       Other                                                       (233,486)
                                                              --------------

Balance at end of period - December 31, 1996                  $  27,941,689
                                                              ==============

                                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          GATEWAY TAX CREDIT FUND, LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds,Inc.
                                          Raymond James Tax Credit Funds, Inc.





Date:  July 11, 1997                      By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  July 11, 1997                      By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer

                                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 GATEWAY TAX CREDIT FUND, LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  Raymond James Tax Credit
                                                 Funds,Inc.
                                                 Managing General Partner




Date:  July 11, 1997                             By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  July 11, 1997                             By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer



Date:  July 11, 1997                             By:/s/ Alan L. Weiner
                                                 Alan L. Weiner
                                                 Sr. Vice President
                                                 and Director