Form 10-Q
period 1997-06-30
GATEWAY TAX CREDIT FUND LTD
filed 1997-09-04
CIK 824605

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1997
Units of Limited Partnership
Interest:  $1,000 per unit                                   25,566

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on July 11, 1997
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-18142

PART I - Financial Information
   Item 1.  Financial Statements
                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                      COMBINED BALANCE SHEETS

                                                   JUNE 30,        MARCH 31,
                                                     1997            1997
                                                 -----------      ----------
                                                 (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  467,052      $  445,969
   Accounts Receivable                                1,238           1,426
   Investments in Securities                        360,574         353,436
   Prepaid Insurance                                    358             358
   Tenant Security Deposits                           3,235           3,216
                                                 -----------     ----------
     Total Current Assets                           832,457         804,405

   Investments in Securities                      2,036,850       1,995,589
   Investments in Project
      Partnerships, Net                           4,282,035       4,562,124
   Replacement Reserves                               2,310          15,205
   Rental Property at cost, Net                     718,538         714,682
                                                 ----------      ----------
       Total Assets                              $7,872,190      $8,092,005
                                                 ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  330,537      $  335,155
   Accrued Real Estate Taxes                         17,642          17,642
   Tenant Security Deposits                           3,600           2,980
   Accrued Management Fees                                0           5,177
   Accounts Payable                                   8,904               0
                                                 ----------      ----------
                                                    360,683         360,954
Long-Term Liabilities:
   Payable to General Partners                    2,226,601       2,100,459
   Mortgage Note Payable                            822,897         822,897
                                                 ----------      ----------
       Total Liabilities                          3,410,181       3,284,310
                                                 ----------      ----------
Minority Interest in Local
   Limited Partnership                              (27,540)        (27,540)
Partners' Equity:
   Limited Partners (25,566
    units outstanding at
    June 30,and March 31, 1997                    4,668,643       5,010,872
   General Partners                                (179,094)       (175,637)
                                                 ----------      ----------
     Total Partners' Equity                       4,489,549       4,835,235
                                                 ----------      ----------
    Total Liabilities and
          Partners' Equity                       $7,872,190      $8,092,005
                                                 ==========      ==========
                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                 COMBINED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                FOR THE THREE MONTHS ENDED JUNE 30,


                                                      1997              1996
                                                  ----------       -----------
Revenue:
   Rental                                 $          14,361       $          0
   Interest Subsidy                                       0                  0
   Interest Income                                   53,991             55,918
   Miscellaneous                                         96                  0
                                               -------------      ------------
     Total Revenue                                   68,448             55,918

Expenses:
   Asset Management Fee-
     General Partner                                125,270            125,583
   General and Administrative-
     General Partner                                  6,977              6,205
   General and Administrative-
     Other                                            6,237              9,337
   Rental Operating
     Expenses                                        16,970                  0
   Interest                                           2,100                  0
   Depreciation                                       9,045                  0
   Amortization                                       7,535              8,990
                                               -------------      ------------
     Total Expenses                                 174,134            150,115

Loss Before Equity in Losses of
 Project Partnerships                              (105,686)           (94,197)
Equity in Losses of Project
 Partnerships                                      (240,136)          (322,503)
Minority Interest in Loss of
 Combined Project
 Partnership                                            136                  0
                                               -------------      -------------
Net Loss                                       $   (345,686)      $   (416,700)
                                               =============      =============
Allocation of Net Loss:
   Limited Partners                            $   (342,229)      $   (412,533)
   General Partners                                  (3,457)            (4,167)
                                               -------------      -------------
                                               $   (345,686)      $   (416,700)
                                               =============      =============
Net Loss Per Number of
 Limited Partnership Units                     $     (13.39)      $     (16.14)

Number of Limited Partnership
 Units Outstanding                                   25,566             25,566


                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                              COMBINED STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                 Limited            General
                                 Partners          Partners             Total
                               -----------       -----------        -----------

Balance at
 March 31, 1996               $ 6,759,422         $(157,975)       $ 6,601,447

Net Loss                         (412,533)           (4,167)          (416,700)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                  6,346,889          (162,142)         6,184,747
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 5,010,872         $(175,637)       $ 4,835,235

Net Loss                         (342,229)           (3,457)          (345,686)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,668,643         $(179,094)       $ 4,489,549
                              ============        ==========       ============




                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
                                                   ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (345,686)       $  (416,700)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Used in Operating Activities:
     Amortization                                     7,535              8,990
     Depreciation                                     9,045                  0
     Accreted Interest Income on
     Investments in Securities                      (48,399)           (51,198)
     Equity in Losses of
      Project Partnerships                          240,136            322,503
     Minority Interest in Losses
      of Combined PP                                   (136)                 0
      Changes in Operating Assets and Liabilities:
       Decrease in Accounts
         Receivable                                     188               (500)
       Increase in Accounts
         Payable                                      8,904                  0
       Decrease in Accrued
         Management Fees                             (5,177)                 0
       Decrease in Replacement
         Reserves                                    12,895                  0
       Decrease in Security
         Deposits                                       602                  0
       Increase in Payable to
         General Partners                           121,524            115,151
                                                ------------       ------------
         Net Cash Provided by (Used in)
         Operating Activities                         1,431            (21,754)
                                                 -----------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                            32,553             41,535
   Purchase of Equipment                            (12,901)                 0
                                                ------------       ------------
         Net Cash Provided by
         Investing Activities                        19,652             41,535
                                                ------------       ------------
Increase in Cash and
 Cash Equivalents                                    21,083             19,781
Cash and Cash Equivalents at
 Beginning of Year                                  445,969            403,542
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   467,052        $   423,323
                                                ============       ============
Supplemental Cash Flow Information:
   Interest Paid                                $     2,100        $        0
                                                ===========        ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)

                              NOTES TO COMBINED FINANCIAL STATEMENTS

                                           JUNE 30, 1997

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Combined Entity"), a Project Partnership in which Gateway has invested. As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entity. Since the general partner of the Combined Entity is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entity for the three months ended June 30, 1997. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1997. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 1997 Balance Sheet includes Investments in Securities equal to $2,397,424 ($360,574 and $2,036,850). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $984,974. The estimated market value at June 30, 1997 of these debt securities is $2,561,490 resulting in a gross unrealized gain of $164,066.

  As of June 30, 1997, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                                             $  360,574
    After 1 year through 5 years                                   1,344,252
    After 5 years through 10 years                                   692,598
                                                                  ----------
    Total Amount Carried on Balance Sheet                         $2,397,424
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                              1996                   1995
                                            ---------              ---------
Asset Management Fee                         $125,270               $125,583
General and
 Administrative Expenses                        6,977                  6,205


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

  A summary of the property, plant and equipment is as follows at
June 30, 1997:
                                                 Accumulated            Book
                                     Cost       Depreciation            Value
                               -----------       -----------        -----------

Land                           $   32,000        $        0         $   32,000
Buildings                         945,188           259,047            686,141
Furniture and Appliances           18,608            18,211                397
                               -----------       ----------         ----------
Net Book Value                 $  995,796        $  277,258         $  718,538
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
                               ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1997, the Partnership owned a 99% limited partner ownership interest in 81 Project Partnerships, excluding the Combined Entity at March 31, 1997, which own and operate government assisted multi-family housing complexes.

   The following is a summary of Investments in Project
Partnerships, excluding the Combined Entity at June 30, 1997:

                                                    June 30,          March 31,
                                                      1997              1997
                                                   ---------          ---------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                          $ 18,061,129       $ 18,061,129

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                            (63,904)           (64,627)

Cumulative equity in losses of
Project Partnerships (2)                        (14,981,419)       (14,741,418)

Cumulative distributions received
from Project Partnerships                          (529,839)          (497,286)

Acquisition fees and expenses                     2,254,715          2,254,715

Accumulated amortization of
acquisition fees and expenses                      (458,647)          (450,389)
                                               -------------      -------------

Investments in
 Project Partnerships                          $  4,282,035       $  4,562,124
                                               ============       =============

(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At June 30, 1997 and March 31, 1997 these excess costs were $566,298.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,130,264 for the period ended June 30, 1997 and cumulative suspended losses of $2,821,826 for the year ended March 31, 1997 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                     1997              1996
SUMMARIZED BALANCE SHEETS                         ----------     --------------
Assets:
   Current assets                              $  8,692,993       $  8,267,826
   Investment properties,
      net                                        85,286,982         89,274,402
   Other assets                                     313,291            319,025
                                               -------------      -------------
     Total assets                              $ 94,293,266       $ 97,861,253
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  2,833,206       $  2,804,734
   Long-term debt                                93,149,571         94,257,096
                                               -------------      -------------
     Total liabilities                           95,982,777         97,061,830

Partners' Equity
   Limited Partner                                 (660,442)         1,804,361
   General Partners                              (1,029,069)        (1,004,938)
                                               -------------      -------------
                                                 (1,689,511)           799,423
     Total liabilities and
     partners' equity                          $ 94,293,266       $ 97,861,253
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  2,964,737       $  2,949,083
Expenses:
   Operating expenses                             1,884,198          1,809,094
   Interest expense                                 720,626            731,415
   Depreciation and
     amortization                                   914,028            937,532
                                               -------------      -------------
     Total expenses                               3,518,852          3,478,041

       Net loss                                $   (554,115)      $   (528,958)
                                               =============      =============
   Other partners' share
    of net loss                                $     (5,541)      $     (5,290)
   Partnership's share
    of net loss                                $   (548,574)      $   (523,668)
     Suspended loss                                 308,438            201,165
   Equity in Loss of                           -------------      -------------
      Project Partnerships                     $   (240,136)      $   (322,503)
                                               =============      =============

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the three months ended June 30, 1997 and 1996.
Total expense for the three months ended June 30, 1997 increased to $174,134 as compared to $150,115 for the three months ended June
30, 1996 primarily as a result of combining the operating expenses of Sparta.

   Equity in Losses of Project Partnerships for the three months ended June 30, 1997 decreased from $322,503 for the three months ended June 30, 1996 to $240,136 as a result of not including losses of $308,438 in 1997 as compared to $201,165 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $345,686 for the three months ended June 30, 1997. However, after adjusting for amortization, accreted interest income, interest income from the redemption in securities, payment of Asset Management Fees, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash provided by operating activities was $1,431. The net cash provided by investing activities was $19,652 consisting of $32,553 in cash distributions received from Project Partnerships reduced by $12,901 for the purchase of equipment.


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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 1997, Gateway had $467,052 of short term investments (Cash and Cash Equivalents). It also had $2,397,424 in Zero Coupon Treasuries with maturities providing $397,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                                          GATEWAY TAX CREDIT FUND, LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds,Inc.
                                          Raymond James Tax Credit Funds, Inc.





Date:  September 3, 1997                  By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  September 3, 1997                  By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer