Form 10-Q
period 1997-09-30
GATEWAY TAX CREDIT FUND LTD
filed 1997-11-03
CIK 824605

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 September 30, 1997
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
                                  (A Florida Limited Partnership)
                                      COMBINED BALANCE SHEETS
                                              SEPTEMBER 30,        MARCH 31,
                                                     1997            1997
                                                 -----------      ----------
ASSETS                                           (Unaudited)       (Audited)
Current Assets:
   Cash and Cash Equivalents                     $  244,923      $  445,969
   Accounts Receivable                                1,238           1,426
   Investments in Securities                        266,896         353,436
   Prepaid Insurance                                     74             358
   Tenant Security Deposits                           3,255           3,216
                                                 -----------     ----------
     Total Current Assets                           516,386         804,405

   Investments in Securities                      2,079,437       1,995,589
   Investments in Project
      Partnerships, Net                           3,933,621       4,562,124
   Replacement Reserves                               2,351          15,205
   Rental Property at cost, Net                     709,799         714,682
                                                 ----------      ----------
       Total Assets                              $7,241,594      $8,092,005
                                                 ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  326,125      $  335,155
   Accrued Real Estate Taxes                         17,642          17,642
   Tenant Security Deposits                           3,600           2,980
   Accrued Management Fees                                0           5,177
   Accounts Payable                                   8,044               0
                                                 ----------      ----------
                                                    355,411         360,954
Long-Term Liabilities:
   Payable to General Partners                    2,047,740       2,100,459
   Mortgage Note Payable                            822,897         822,897
                                                 ----------      ----------
       Total Liabilities                          3,226,048       3,284,310
                                                 ----------      ----------
Minority Interest in Local Limited
   Partnership                                      (27,540)        (27,540)
Partners' Equity:
   Limited Partners (25,566
    units outstanding at
    September 30,and March 31, 1997               4,226,644       5,010,872
   General Partners                                (183,558)       (175,637)
                                                 ----------      ----------
     Total Partners' Equity                       4,043,086       4,835,235
                                                 ----------      ----------
    Total Liabilities and
          Partners' Equity                       $7,241,594      $8,092,005
                                                 ==========      ==========
                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                 COMBINED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                      1997              1996
                                                  ----------       -----------
Revenue:
   Rental                                 $          14,188       $          0
   Interest Subsidy                                       0                  0
   Interest Income                                   55,098             56,154
   Miscellaneous                                      1,140                  0
                                               -------------      ------------
     Total Revenue                                   70,426             56,154

Expenses:
   Asset Management Fee-
     General Partner                                125,270            125,583
   General and Administrative-
     General Partner                                  8,736              6,246
   General and Administrative-
     Other                                           21,520             19,106
   Rental Operating Expenses                         12,337                  0
   Interest                                           2,100                  0
   Depreciation                                       9,045                  0
   Amortization                                       7,535              8,990
                                               -------------      ------------
     Total Expenses                                 186,543            159,925

Loss Before Equity in Losses of
 Project Partnerships                              (116,117)          (103,771)
Equity in Losses of Project
 Partnerships                                      (330,427)          (369,107)
Minority Interest in Loss of
 Combined Project
 Partnership                                             81                  0
                                               -------------      -------------
Net Loss                                       $   (446,463)      $   (472,878)
                                               =============      =============
Allocation of Net Loss:
   Limited Partners                            $   (441,999)      $   (468,149)
   General Partners                                  (4,464)            (4,729)
                                               -------------      -------------
                                               $   (446,463)      $   (472,878)
                                               =============      =============
Net Loss Per Number of
 Limited Partnership Units                     $     (17.29)      $     (18.31)

Number of Limited Partnership
 Units Outstanding                                   25,566             25,566

                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                                 COMBINED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                              FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                      1997              1996
                                                  ----------       -----------
Revenue:
   Rental                                 $          28,549       $          0
   Interest Subsidy                                       0                  0
   Interest Income                                  109,089            112,072
   Miscellaneous                                      1,236                  0
                                               -------------      ------------
     Total Revenue                                  138,874            112,072

Expenses:
   Asset Management Fee-
     General Partner                                250,540            251,166
   General and Administrative-
     General Partner                                 15,713             12,451
   General and Administrative-
     Other                                           27,757             28,443
   Rental Operating Expenses                         29,307                  0
   Interest                                           4,200                  0
   Depreciation                                      18,090                  0
   Amortization                                      15,070             17,980
                                               -------------      ------------
     Total Expenses                                 360,677            310,040

Loss Before Equity in Losses of
 Project Partnerships                              (221,803)          (197,968)
Equity in Losses of Project
 Partnerships                                      (570,563)          (691,610)
Minority Interest in Loss of
 Combined Project
 Partnership                                            217                  0
                                               -------------      -------------
Net Loss                                       $   (792,149)      $   (889,578)
                                               =============      =============
Allocation of Net Loss:
   Limited Partners                            $   (784,228)      $   (880,682)
   General Partners                                  (7,921)            (8,896)
                                               -------------      -------------
                                               $   (792,149)      $   (889,578)
                                               =============      =============
Net Loss Per Number of
 Limited Partnership Units                     $     (30.67)      $     (34.45)

Number of Limited Partnership
 Units Outstanding                                   25,566             25,566

                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)

                              COMBINED STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                 Limited            General
                                 Partners          Partners             Total
                               -----------       -----------        -----------

Balance at
 March 31, 1996               $ 6,759,422         $(157,975)       $ 6,601,447

Net Loss                         (880,682)           (8,896)          (889,578)
                              ------------        ----------       ------------
Balance at
 September 30, 1996             5,878,740          (166,871)         5,711,869
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 5,010,872         $(175,637)       $ 4,835,235

Net Loss                         (784,228)           (7,921)          (792,149)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 4,226,644         $(183,558)       $ 4,043,086
                              ============        ==========       ============




                          See accompanying notes to financial statements.

                                   GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
                                                   ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (792,149)       $  (889,578)
   Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
     Amortization                                    15,070             17,980
     Depreciation                                    18,090                  0
     Accreted Interest Income on
      Investments in Securities                     (97,308)          (103,145)
     Equity in Losses of
      Project Partnerships                          570,563            691,610
     Interest Income from Redemption in
      Securities                                     25,091             18,321
     Minority Interest in Losses
      of Combined PP                                   (217)                 0
     Payment of Asset Management Fee               (301,000)          (297,000)
      Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Accounts
         Receivable                                     188               (997)
       Increase in Accounts Payable                   8,044                  0
       Decrease in Prepaid Insurance                    284                  0
       Decrease in Accrued
         Management Fees                             (5,177)                 0
       Decrease in Replacement Reserves              12,854                  0
       Decrease in Security Deposits                    581                  0
       Increase in Payable to
         General Partners                           239,251            243,261
                                                ------------       ------------
         Net Cash Provided by (Used in)
         Operating Activities                      (305,835)          (319,548)
                                                 -----------       ------------
Cash Flows from Investing Activities:
   Redemption of Investment
     in Securities                                   74,909             77,679
   Distributions Received from
     Project Partnerships                            43,086             51,999
   Purchase of Equipment                            (13,206)                 0
                                                ------------       ------------
         Net Cash Provided by
         Investing Activities                       104,789            129,678
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                  (201,046)          (189,870)
Cash and Cash Equivalents at
 Beginning of Year                                  445,969            403,542
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   244,923        $   213,672
                                                ============       ============
Supplemental Cash Flow Information:
   Interest Paid                                $     4,200        $        0
                                                ===========        ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)

                              NOTES TO COMBINED FINANCIAL STATEMENTS

                                        SEPTEMBER 30, 1997

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Combined Entity"), a Project Partnership in which Gateway has invested. As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entity. Since the general partner of the Combined Entity is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entity for the six months ended September 30, 1997. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1997 Balance Sheet includes Investments in Securities equal to $2,346,333 ($266,896 and $2,079,437). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $1,005,792. The estimated market value at September 30, 1997 of these debt securities is $2,531,788 resulting in a gross unrealized gain of $185,455.

  As of September 30, 1997, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                                             $  266,896
    After 1 year through 5 years                                   1,372,262
    After 5 years through 10 years                                   707,175
                                                                  ----------
    Total Amount Carried on Balance Sheet                         $2,346,333
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                              1997                   1996
                                            ---------              ---------
Asset Management Fee                         $250,540               $251,166
General and
 Administrative Expenses                       15,713                 12,451


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

  A summary of the property, plant and equipment is as follows at
September 30, 1997:
                                                 Accumulated            Book
                                     Cost       Depreciation            Value
                               -----------       -----------        -----------

Land                           $   32,000        $        0         $   32,000
Buildings                         945,188           267,389            677,799
Furniture and Appliances           18,914            18,914                  0
                               -----------       ----------         ----------
Net Book Value                 $  995,796        $  286,303         $  709,799
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
                               ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1997, the Partnership owned a 99% limited partner ownership interest in 81 Project Partnerships, excluding the Combined Entity at March 31, 1997, which own and operate government assisted multi-family housing complexes.

   The following is a summary of Investments in Project
Partnerships, excluding the Combined Entity at September 30, 1997:

                                               September 30,          March 31,
                                                      1997              1997
                                                   ---------          ---------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                          $ 18,061,129       $ 18,061,129

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                            (63,181)           (64,627)

Cumulative equity in losses of
Project Partnerships (2)                        (15,311,765)       (14,741,418)

Cumulative distributions received
from Project Partnerships                          (540,372)          (497,286)

Acquisition fees and expenses                     2,254,715          2,254,715

Accumulated amortization of
acquisition fees and expenses                      (466,905)          (450,389)
                                               -------------      -------------

Investments in
 Project Partnerships                          $  3,933,621       $  4,562,124
                                               ============       =============

(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At September 30, 1997 and March 31, 1997 these excess costs were $566,298.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,493,069 for the period ended September 30, 1997 and cumulative suspended losses of $2,821,826 for the year ended March 31, 1997 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                     1997              1996
SUMMARIZED BALANCE SHEETS                         ----------     --------------
Assets:
   Current assets                              $  8,840,620       $  8,522,300
   Investment properties,
      net                                        84,463,973         88,425,473
   Other assets                                     290,433            334,504
                                               -------------      -------------
     Total assets                              $ 93,595,026       $ 97,282,277
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  2,844,391       $  2,854,507
   Long-term debt                                93,162,682         94,158,408
                                               -------------      -------------
     Total liabilities                           96,007,073         97,012,915

Partners' Equity
   Limited Partner                               (1,386,050)         1,284,522
   General Partners                              (1,025,997)        (1,015,160)
                                               -------------      -------------
                                                 (2,412,047)           269,362
     Total liabilities and
     partners' equity                          $ 93,595,026       $ 97,282,277
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  5,886,218       $  5,732,629
Expenses:
   Operating expenses                             3,738,967          3,539,181
   Interest expense                               1,591,430          1,408,925
   Depreciation and
     amortization                                 1,810,170          1,837,153
                                               -------------      -------------
     Total expenses                               7,140,567          6,785,259

       Net loss                                $ (1,254,349)      $ (1,052,630)
                                               =============      =============
   Other partners' share
    of net loss                                $    (12,543)      $    (10,526)
   Partnership's share
    of net loss                                $ (1,241,806)      $ (1,042,104)
     Suspended loss                                 671,243            350,494
   Equity in Loss of                           -------------      -------------
      Project Partnerships                     $   (570,563)      $   (691,610)
                                               =============      =============

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the six and three months ended September 30, 1997 and 1996. Total expense for the six and three months ended September 30, 1997 increased as compared to the six and three months ended September 30, 1996 primarily as a result of combining the operating expenses of Sparta.

   Equity in Losses of Project Partnerships for the six months ended September 30, 1997 decreased from $691,610 for the six months ended September 30, 1996 to $570,563 as a result of not including losses of $671,243 in 1997 as compared to $350,494 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $792,149 for the six months ended September 30, 1997. However, after adjusting for amortization, accreted interest income, interest income from the redemption in securities, payment of Asset Management Fees, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $305,835. The net cash provided by investing activities was $104,789 consisting of $43,086 in cash distributions received from Project Partnerships, the maturity of Zero Coupon Treasuries for $74,909, reduced by $13,206 for the purchase of equipment.


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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 1997, Gateway had $244,923 of short term investments (Cash and Cash Equivalents). It also had $2,346,333 in Zero Coupon Treasuries with maturities providing $397,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                                          GATEWAY TAX CREDIT FUND, LTD.
                                          (A Florida Limited Partnership)
                                          By:
                                          Raymond James Tax Credit Funds, Inc.





Date:  November 3, 1997                   By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  November 3, 1997                   By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer