Form 10-Q
period 1997-12-31
GATEWAY TAX CREDIT FUND LTD
filed 1998-02-11
CIK 824605

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 1997

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

                             YES     X         NO

                                                Number of Units
      Title of Each Class                      December 31, 1997
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
                      (A Florida Limited Partnership)

                          COMBINED BALANCE SHEETS
                                              December        March 31,
                                              31,1997           1997
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   233,359     $   445,969
 Accounts Receivable                                18,238           1,426
 Investments in Securities                         374,098         353,436
 Prepaid Insurance                                      74             358
 Tenant Security Deposits                            3,275           3,216
                                               -----------     -----------
  Total Current Assets                             629,044         804,405
                                               -----------     -----------

 Investments in Securities                       2,021,667       1,995,589
 Investments in Project Partnerships, Net        3,707,646       4,562,124
 Replacement Reserves                                2,365          15,205
 Rental Property at Cost, Net                      703,298         714,682
                                              ------------    ------------
    Total Assets                               $ 7,064,020     $ 8,092,005
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       332,480         335,155
 Accrued Real Estate Taxes                          17,642          17,642
 Tenant Security Deposits                            3,500           2,980
 Accrued Management Fees                            17,030           5,177
                                              ------------    ------------
  Total Current Liabilities                        370,652         360,954
                                              ------------    ------------
Long-Term Liabilities:
 Payable to General Partners                     2,170,871       2,100,459
 Mortgage Notes Payable                            822,897         822,897
                                              ------------    ------------
  Total Long-Term Liabilities                    2,993,768       2,923,356

Minority Interest in Local Limited
Partnership                                       (27,540)        (27,540)

Partners' Equity                                 3,727,140       4,835,235
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 7,064,020     $ 8,092,005
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

                                                1997            1996
                                                ----            ----
Revenues:
 Rental                                        $    40,713       $       0
 Interest Subsidy                                        0               0
 Interest Income                                   161,785         166,878
 Miscellaneous                                       1,753               0
                                               -----------     -----------
  Total Revenues                                   204,251         166,878
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              375,810         376,749
 General and Administrative:
  General Partner                                   22,730          18,660
  Other                                             35,273          41,271
 Rental Operating Expenses                          46,931               0
 Interest                                            5,600               0
 Depreciation                                       27,135               0
 Amortization                                       22,605          26,970
                                              ------------    ------------
  Total Expenses                               $   536,084     $   463,650

Loss Before Equity in Losses of Project
Partnerships                                     (331,833)       (296,772)
Equity in Losses of Project Partnerships         (776,632)     (1,105,944)
Minority Interest in Loss of Combined
Project Partnership                                    370               0
                                              ------------    ------------
Net Loss                                      $(1,108,095)    $(1,402,716)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                             $(1,097,014)    $(1,388,689)
 General Partners                                 (11,081)        (14,027)
                                              ------------    ------------
                                              $(1,108,095)    $(1,402,716)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $    (42.91)    $    (54.32)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
                                                1997            1996
                                                ----            ----
Revenues:
 Rental                                        $    12,164     $         0
 Interest Subsidy                                        0               0
 Interest Income                                    52,696          54,806
 Miscellaneous                                         517               0
                                               -----------     -----------
  Total Revenues                                    65,377          54,806
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              125,270         125,583
 General and Administrative:
  General Partner                                    7,017           6,209
  Other                                              7,516          12,828
 Rental Operating Expenses                          17,624               0
 Interest                                            1,400               0
 Depreciation                                        9,045               0
 Amortization                                        7,535           8,990
                                              ------------    ------------
  Total Expenses                               $   175,407     $   153,610

Loss Before Equity in Losses of Project
Partnerships                                     (110,030)        (98,804)
Equity in Losses of Project Partnerships         (206,069)       (414,334)
Minority Interest in Loss of Combined
Project Partnership                                    153               0
                                              ------------    ------------
Net Loss                                      $  (315,946)    $  (513,138)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                                (312,787)       (508,007)
 General Partners                                  (3,159)         (5,131)
                                              ------------    ------------
                                              $  (315,946)    $  (513,138)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $    (12.23)    $    (19.87)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                  COMBINED STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  6,759,422    $  (157,975)    $  6,601,447

Net Loss                        (1,388,689)        (14,027)     (1,402,716)
                              -------------    ------------   -------------

Balance at December 31, 1996   $  5,370,733    $  (172,002)    $  5,198,731
                              =============    ============   =============



Balance at March 31, 1997      $  5,010,872    $  (175,637)    $  4,835,235

Net Loss                        (1,097,014)        (11,081)     (1,108,095)
                              -------------    ------------   -------------

Balance at December 31, 1997   $  3,913,858    $  (186,718)    $  3,727,140
                              =============    ============   =============


              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (Unaudited)
                                                   1997           1996
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $(1,108,095)  $(1,402,716)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       22,605        26,970
   Depreciation                                       27,135             0
   Accreted Interest Income on Investments in
Securities                                         (146,740)     (155,693)
   Equity in Losses of Project Partnerships          776,632     1,105,944
   Minority Interest in Losses of Combined
Project Partnership                                    (370)             0
   Interest Income from Redemption of
Securities                                            25,091        18,321
   Payment of Asset Management Fee                 (305,398)     (302,400)
   Changes in Operating Assets and
Liabilities:
    Decrease in Accounts Receivable                 (16,812)      (30,738)
    Decrease in Prepaid Insurance                        284             0
    Decrease in Accounts Payable                      17,030             0
    Increase in Replacement Reserves                  12,840             0
    Decrease in Security Deposits                        461             0
    Decrease in Accrued Management Fees              (5,177)             0
    Increase in Payable to General Partners          373,135       370,345
                                                 -----------   -----------
      Net Cash Used in Operating Activities        (327,379)     (369,967)
                                                 -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                          55,610        51,999
  Redemption of Investment in Securities              74,909        77,679
  Purchase of Equipment                             (15,750)             0
                                                 -----------   -----------
      Net Cash Provided by (Used in) Investing       114,769       129,678
Activities                                       -----------   -----------

Increase (Decrease) in Cash and Cash               (212,610)     (240,289)
Equivalents                                          445,969       403,542
Cash and Cash Equivalents at Beginning of Year   -----------   -----------
                                                  $  233,359    $  163,253
Cash and Cash Equivalents at  End of Year        ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                       $  5,600      $      0
                                                   =========     =========


               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Combined Entity"), a Project Partnership in which Gateway has invested. As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entity. Since the general partner of the Combined Entity is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entity for the nine months ended December 31, 1997. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1997 Balance Sheet includes Investments in Securities equal to $2,395,765 ($374,098 and $2,021,667). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $1,055,224. The estimated market value at December 31, 1997 of these debt securities is $2,591,026 resulting in a gross unrealized gain of $195,261.

  As of December 31, 1997, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  374,098
   After 1 year through 5 years                    1,391,923
   After 5 years through 10 years                    629,744
                                                  ----------
   Total Amount Carried on Balance Sheet          $2,395,765
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1997              1996
                                      ---------          --------
Asset Management Fee                   $375,810          $376,749
General and Administrative Expenses      22,730            18,660


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

 A summary of the property, plant and equipment is as follows at December 30, 1997:
                                       Accumulated        Book
                              Cost    Depreciation        Value
                        -----------    -----------         ------

Land                    $   32,000     $        0     $   32,000
Buildings                  945,188        276,434        668,754
Furniture and Appliances    21,458         18,914          2,544
                        -----------    ----------     ----------
Net Book Value          $  998,646     $  295,348     $  703,298
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
                            ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1997, the Partnership owned a 99% limited partner ownership interest in 81 Project Partnerships, excluding the Combined Entity at March 31, 1997, which own and operate government assisted multi-family housing complexes.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entity:

                                              DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 18,061,129    $ 18,061,129

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the            (62,458)        (64,627)
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                               (15,517,681)    (14,741,418)

Cumulative distributions received from
Project Partnerships                              (552,896)       (497,286)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                 (475,163)       (450,389)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,707,646     $ 4,562,124
                                               ============    ============


(1) Includes amounts representing the excess of purchase price over the book value of the underlying assets of the Project Partnerships. At December 31, 1997 these excess costs were $566,298 and at March 31, 1997 these excess costs were $579,459.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,686,843 for the period ended December 31, 1997 and cumulative suspended losses of $2,821,826 for the year ended March 31, 1997 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                1997             1996
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,142,759     $ 8,844,205
  Investment properties, net                    83,720,144      87,545,364
  Other assets                                     285,782         315,901
                                              ------------    ------------
    Total assets                               $93,148,685     $96,705,470
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,850,214       2,848,057
  Long-term debt                                93,114,402      94,169,486
                                              ------------    ------------
    Total liabilities                           95,964,616      97,017,543
                                              ------------    ------------
Partners' equity
  Limited Partner                              (1,051,262)         708,902
  General Partners                             (1,764,669)     (1,020,975)
                                              ------------    ------------
    Total Partners' equity                     (2,815,931)       (312,073)
                                              ------------    ------------
    Total liabilities and partners' equity     $93,148,685     $96,705,470
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 8,854,331     $ 8,698,022
Expenses:
  Operating expenses                             5,454,843       5,284,253
  Interest expense                               2,361,709       2,298,866
  Depreciation and amortization                  2,733,021       2,748,968
                                              ------------    ------------
    Total expenses                              10,549,573      10,332,087

      Net loss                                $(1,695,242)    $(1,634,065)
                                              ============    ============
Other partners' share of net loss             $   (16,952)    $   (16,341)

Partnerships' share of net loss                (1,678,290)     (1,617,724)
Suspended losses                                   865,017         511,780
                                              ------------    ------------
Equity in Losses of Project Partnerships      $  (813,273)    $(1,105,944)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the nine and three months ended December 31, 1997 and 1996. Total expense for the nine and three months ended December 31, 1997 increased as compared to the nine and three months ended December 31, 1996 primarily as a result of combining the operating expenses of Sparta.

  Equity in Losses of Project Partnerships for the nine months ended December 31, 1997 decreased from $1,105,944 for the nine months ended December 31, 1996 to $776,632 as a result of not including losses of $865,017 in 1997 as compared to $511,780 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $1,108,095 for the nine months ended December 31, 1997. However, after adjusting for amortization, accreted interest income, interest income from the redemption in securities, payment of Asset Management Fees, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $327,379. The net cash provided by investing activities was $114,769 consisting of $55,610 in cash distributions received from Project Partnerships, the maturity of Zero Coupon Treasuries for $74,909, reduced by $15,750 for the purchase of equipment.


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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 1997, Gateway had $233,359 of short term investments  (Cash  and Cash Equivalents).  It also had  $2,395,765  in  Zero
Coupon Treasuries with maturities providing $397,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date:  February 11, 1998    By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  February 11, 1998    By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer