Form 10-K
period 1998-03-31
GATEWAY TAX CREDIT FUND LTD
filed 1998-08-03
CIK 824605

GTW1


                           FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                         (FEE REQUIRED)

For the fiscal year ended
  March 31, 1998                Commission file number 0-17711

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

            YES     X           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  X
                                Number of Record Holders
Title of Class                  as of March 31, 1998

Limited Partnership Interest                 2,055
General Partner Interest                         2

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

  Gateway has invested in 82 Project Partnerships, acquiring a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties. In October, 1997 Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., became the sole general partner of one of the Project Partnerships, Village Apartments of Divernon, Limited Partnership ("Divernon"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

  The primary sources of funds for the year ended March 31, 1998 were from the maturity of Treasury Notes for $375,000, interest income of $19,151 earned on cash and cash equivalents, and $99,301 in distributions received from Project Partnerships. As of March 31, 1998 Gateway had $545,367 of Cash and Cash Equivalents and $2,166,945 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

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

  Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1998 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

  Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

  Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 11.7% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 1997:

                    LOCATION OF          # OF     DATE    PROPERTY
PARTNERSHIP          PROPERTY            UNITS  ACQUIRED    COST     OCCUP.
-----------        -----------           -----    --------  --------  ----
Laynecrest         Medway, OH              48     6/88   $1,862,220   100%
Martindale         Union, OH               30     6/88    1,182,145   100%
La Villa Elena     Bernalillo, NM          54     8/88    1,879,086    93%
Rio Abajo          Truth/Conseqnces, NM    42     9/88    1,745,823    98%
Fortville II       Fortville, IN           24    11/88      809,473   100%
Summitville        Summitville, IN         24    11/88      879,994    92%
Suncrest           Yanceyville, NC         40    12/88    2,133,069    95%
Brandywine III     Millsboro, DE           32    12/88    1,301,395   100%
Concord IV         Perryville, MD          32    12/88    1,357,067    94%
Dunbarton Oaks III Georgetown, DE          32    12/88    1,340,481    94%
Federal Manor      Federalsburg, MD        32    12/88    1,451,129   100%
Laurel Apts        Laurel, DE              32    12/88    1,358,257    97%
Mulberry Hill IV   Easton, MD              16    12/88      737,742   100%
Madison            Madison, OH             40    12/88    1,443,976    98%
Hannah's Mill      Thomaston, GA           50    12/88    1,812,786    94%
Longleaf Apts.     Cairo, GA               36    12/88    1,192,947   100%
Sylacauga Garden   Sylacauga, AL           45    12/88    1,607,002   100%
Monroe Family      Monroe, GA              48    12/88    1,788,673    92%
Clayfed Apartments Denver, CO              32    12/88      982,346   100%
Westside Apts.     Denver, CO              52    12/88    1,573,958   100%
Casa Linda         Silver City, NM         41     3/89    1,685,353   100%
Rivermeade         Yorktown, VA            80     3/89    3,046,646    97%
Laurel Woods       Ashland, VA             40     3/89    1,549,636    95%
Keysville          Keysville, VA           24     3/89      914,521    96%
Crosstown          Kalamazoo, MI          201     4/89    5,975,378   100%
Riverside Apts.    Demopolis, AL           40     5/89    1,425,473   100%
Brookshire Apts.   McDonough, GA           46     6/89    1,723,393    98%
Sandridge Apts.    Fernandina Beach, FL    46     6/89    1,632,755   100%
Limestone Estates  Limestone, ME           25     6/89    1,414,221    92%
Eagle's Bay        Beaufort, NC            40     6/89    1,953,694   100%
Teton View         Rigby, ID               40     6/89    1,790,273    96%
Albany             Albany, KY              24     7/89      934,862    96%
Burkesville        Burkesville, KY         24     7/89      913,773    92%
Scotts Hill        Scotts Hill, TN         12     7/89      501,138   100%
Sage               Gallup, NM              44     7/89    1,874,702    98%
Claremont          Cascade, ID             16     8/89      571,525    81%
Middleport         Middleport, NY          25     9/89    1,167,852   100%
Oakwood Apts.      Columbus, NE            24     9/89      968,931    96%
Morgantown         Morgantown, IN          24     9/89      959,783   100%
Ashburn Housing    Ashburn, GA             41     9/89    1,300,760   100%
Cuthbert Elderly   Cuthbert, GA            32     9/89    1,028,295    91%
Sandhill Forest    Melrose, FL             16     9/89      572,849   100%
Oakwood Grove      Crescent City, FL       36     9/89    1,237,886    86%
Hastings Manor     Hastings, FL            24     9/89      864,376    83%
Lakewood Apts.     Norfolk, NE             72     9/89    3,000,894    93%
Robinhood Apts.    Springfield, TN         48     9/89    1,807,982   100%
Skyview Terrace    Springfield, TN         48     9/89    1,504,789    94%
Mabank 1988        Mabank, TX              42     9/89    1,351,084   100%
Buena Vista        Buena Vista, GA         25     9/89      815,627   100%
Woodcroft          Elizabethtown, NC       32     9/89    1,489,965   100%
Spring Creek       Quitman, GA             18    10/89      607,608    71%
Spring Creek       Cherokee, AL            24    11/89      637,653   100%
Milton Elderly     Milton, FL              43    11/89    1,342,395    98%
Winder Apartments  Winder, GA              48    11/89    1,766,010    96%
Hunters Ridge      Killen, AL              40    12/89    1,420,816    93%
Stone Arbor        Madison, NC             40    12/89    1,874,064    98%
Greeneville        Greeneville, TN         40    12/89    1,526,564    98%
Centralia II       Centralia, IL           24    12/89      996,364    92%
Poteau IV          Poteau, OK              32    12/89      716,016    91%
Barling            Barling, AR             48    12/89    1,152,864    98%
Booneville         Booneville, AR          50    12/89    1,682,587    96%
Augusta            Augusta, KS             66    12/89    2,381,719   100%
Meadows            Farmville, VA           40    12/89    1,588,193    98%
Kenly Housing      Kenly, NC               48     2/90    1,670,110   100%
Fairview South     Athens, TX              44     2/90    1,330,252   100%
River Road Apts.   Waggaman, LA            43     2/90    1,478,045   100%
Middlefield        Middlefield, OH         36     3/90    1,331,599   100%
Floresville        Floresvile, TX          40     3/90    1,310,902    95%
Mathis Retirement  Mathis, TX              36     3/90    1,084,390   100%
Sabinal Housing    Sabinal, TX             24     3/90      779,515    96%
Kingsland Housing  Kingsland, TX           34     3/90    1,161,004    96%
Crestwood Villa II Crestline, OH           36     3/90    1,371,933    97%
Poteau Prop. III   Poteau, OK              19     4/90      583,005   100%
Decatur Properties Decatur, AR             24     4/90      969,816    75%
Broken Bow Prop II Broken Bow, OK          46     4/90    1,957,868    96%
Turtle Creek II    Grove, OK               42     4/90    1,558,446   100%
Pleasant Valley    Grangeville, ID         32     4/90    1,447,311   100%
Hartwell Elderly   Hartwell, GA            24     4/90      821,329   100%
Pulaski Village    Pulaski, VA             44     7/90    1,785,958   100%
Southwood Apts.    Jacksonville, TX        40     7/90    1,208,419    90%
                                        -----          ------------
                                        3,098          $113,960,740
                                        =====          ============

The average effective rental per unit is $3,499 per year ($292 per month).

The average effective occupancy rate at December 31, 1997 was 97.0%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 1997, 1996 and 1995 is as follows:



                              12/31/97         12/31/96         12/31/95
                              --------         --------         --------
Land                           $  5,095,980    $  5,110,980    $  5,142,980
Land Improvements                 1,152,320       1,610,178       1,809,982
Buildings                       103,525,758     102,790,145     103,331,434
Furniture and Fixtures            4,186,682       4,539,031       4,499,828
                               ------------    ------------    ------------

Properties, at Cost             113,960,740     114,050,334     114,784,224
Less: Accum.Depreciation         31,367,608      27,941,689      24,594,181
                               ------------    ------------    ------------
Properties, Net                $ 82,593,132    $ 86,108,645    $ 90,190,043
                               ============    ============    ============


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

                            PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
Matters

          (a) Gateway's Limited Partnership interests are not publicly traded. There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop. No transfers of Limited Partnership Units are permitted without the prior written consent of the Managing General Partner. There have been several transfers over the last two years, with most being from individuals to their trusts or heirs. The Managing General Partner is not aware of the price at which the units are transferred. The conditions under which investors may transfer units is found under ARTICLE XII - "Transfer of a Limited Partnership Interest" on pages A-24 and A-25 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.
     There have been no distributions paid to the Limited Partner investors over the last five years.
  (b)     Approximate Number of Equity Security Holders:


                                      Number of Record Holders
  Title of Class                      as of March 31, 1998

Limited Partnership Interest                    2,055
General Partner Interest                           2

Item 6.  Selected Financial Data

                 1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $  424,025  $  249,627   $  227,632  $  229,530   $  264,345

Net Loss       (1,268,394) (1,766,212)  (1,507,296) (2,441,636)  (2,366,043)

Equity in
Losses of
Project
Partnerships     (905,818) (1,365,627)  (1,135,565) (2,088,642)  (1,972,346)
Total Assets    7,472,382   8,092,005    8,839,600  10,142,829   12,334,922

Investments
In Project
Partnerships    3,682,742   4,562,124    5,935,650   7,195,516    9,378,713

Per Limited
Partnership
Unit: (A)

Tax Credits        148.90      148.70       148.30      148.20       148.00
Portfolio
   Income           18.30       17.30        17.10       15.90        15.50
Passive Loss      (133.00)    (135.00)     (127.80)    (126.00)     (129.50)

Net Loss           (49.12)     (68.39)      (58.37)     (94.55)      (91.62)


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

  As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 1998, 1997 and 1996. Total expense for the year ended March 31, 1997 increased to $651,606 as compared to $599,363 for the year ended March 31, 1996 primarily as a result of combining three months of operating expenses of Sparta. Total expense for the year ended March 31, 1998 increased to $791,121 primarily as a result of combining a full year of operating expenses of Sparta and three months of operating expenses of Divernon.

  Equity in Losses of Project Partnerships for the year ended March 31, 1998 decreased from $1,365,627 for the year ended March 31, 1997 to $905,818 as a result of not including losses of $1,540,871, as these losses would reduce the investment in certain Project Partnerships below zero.
The Equity in Losses of Project Partnerships increased from $1,135,565 for the year ended March 31, 1996 to $1,365,627 for the year ended March 31, 1997 as Gateway recognized prior suspended losses relating to the Combined Entity. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 1997, December 31, 1996, and December 31, 1995, the Project Partnerships reported depreciation and amortization expense of $3,317,626, $3,685,935, and $3,316,673, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

  Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

  On October 1, 1996 Value Partners, Inc. became the sole general partner of Village Apartments of Sparta Limited Partnership, replacing the former local general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing General Partner of Gateway. Sparta is a 24 unit property located in Sparta, Illinois in which Gateway invested as the sole limited partner on August 1, 1989. High vacancy rates due to the closure of a major area employer and excessive real estate taxes caused Sparta to experience operating cash shortages and deferred maintenance. Effective October 1, 1996, a problems resolution plan was executed between the mortgage lender (RHS) and Sparta. Under the terms of the plan, a new property management company was hired, Gateway agreed to loan Sparta approximately $35,000 in 1996 and an additional $11,500 in 1997 to pay delinquent real estate taxes and to complete various maintenance requirements and RHS reduced the loan payments for a 24 month period beginning October 1996. Based on current occupancy, the property is projected to require additional loans from Gateway of approximately $10,000 per year until additional rental assistance becomes available.

 On  October  1, 1997 Value Partners, Inc. became the sole general  partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate  of  RJ  Credit Partners, Inc., the managing general  partner  of
Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989.

  There were no cash distributions paid in the fiscal years ended March 31, 1996, 1997, and 1998 and management does not anticipate distributions in the foreseeable future.


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

  The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 1998, Gateway had $545,367 of short term investments (Cash and Cash Equivalents). It also had $2,166,945 in Zero Coupon Treasuries with maturities providing $397,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  For the year ending March 31, 1998, Gateway received $100,935 in cash distributions from the Project Partnerships and it received $375,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $80,681 and the Asset Management Fee actually paid was $307,495.


Item 8.  Financial Statements and Supplementary Data

                  INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 1998 and 1997 and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended March 31, 1998. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund, Ltd. for each of the three years in the period ended March 31, 1998, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent 47% and 52% of the Partnership's total assets as of March 31, 1998 and 1997, and the equity in their losses represents 79%, 88% and 73% of the equity in losses of the Project Partnerships for the years ended March 31, 1998, 1997 and 1996. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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


                   /s/ Spence Marston, Bunch, Morris & Co.
                       SPENCE, MARSTON, BUNCH, MORRIS & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
Clearwater, Florida
July 2, 1998

PART I - Financial Information
  Item 1.  Financial Statements
                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                    COMBINED BALANCE SHEETS

                                                1998             1997
                                                ----             ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   545,367      $   445,969
 Accounts Receivable                                 4,553            1,426
 Investments in Securities                         374,098          353,436
 Prepaid Insurance                                      74              358
 Tenant Security Deposits                            7,014            3,216
                                              ------------     ------------
  Total Current Assets                             931,106          804,405

 Investments in Securities                       1,792,847        1,995,589
 Investments in Project Partnerships, Net        3,682,742        4,562,124
 Replacement Reserves                               24,551           15,205
 Rental Property at Cost, Net                    1,041,136          714,682
                                              ------------     ------------
    Total Assets                              $  7,472,382     $  8,092,005
                                              ============     ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $   344,550      $   335,155
 Accounts Payable                                      500                0
 Accrued Real Estate Taxes                          22,572           17,642
 Tenant Security Deposits                            5,700            2,980
 Accrued Management Fees                            21,900            5,177
                                             -------------    -------------
  Total Current Liabilities                        395,222          360,954
                                             -------------    -------------
Long-Term Liabilities:
 Payable to General Partners                     2,292,674        2,100,459
 Mortgage Notes Payable                          1,233,087          822,897
                                             -------------    -------------
  Total Long Term Liabilities                    3,525,761        2,923,356
                                             -------------    -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (15,442)         (27,540)
                                              ------------     ------------

Partners' Equity:
 Limited Partners (25,566 units
outstanding at March 31, 1998 and 1997           3,755,162        5,010,872
 General Partners                                 (188,321)        (175,637)
                                              ------------     ------------
  Total Partners' Equity                         3,566,841        4,835,235
                                              ------------     ------------
    Total Liabilities and Partners'
Equity                                         $ 7,472,382      $ 8,092,005
                                              ============     ============

              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

               COMBINED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED MARCH 31,

                                       1998         1997          1996
                                       ----         ----          ----
Revenues:
 Rental                              $   66,986    $   14,111    $        0
 Interest Subsidy                        64,337        14,499             0
 Interest Income                        212,496       220,055       227,632
 Miscellaneous                           80,206           962             0
                                      ---------     ---------     ---------
  Total Revenues                        424,025       249,627       227,632

Expenses:
 Asset Management Fee-General
Partner                                 499,712       502,017       502,333
 General and Administrative:
  General Partner                        30,235        25,316        25,447
  Other                                  50,446        55,607        50,476
 Rental Operating Expenses               74,898        14,708             0
 Interest                                75,713        16,226             0
 Depreciation                            38,887         7,592             0
 Amortization                            21,231        30,140        21,107
                                      ---------     ---------     ---------
  Total Expenses                        791,122       651,606       599,363

Loss Before Equity in Losses of
Project Partnerships                   (367,097)     (401,979)     (371,731)
Equity in Losses of Project
 Partnerships                          (905,818)   (1,365,627)   (1,135,565)
Minority Interest in Loss of
Combined Project Partnerships             4,521         1,394             0
                                    -----------   -----------   -----------
Net Loss                            $(1,268,394)  $(1,766,212)  $(1,507,296)
                                   ============  ============  ============
Allocation of Net Loss:
 Limited Partners                   $(1,255,710)  $(1,748,550)  $(1,492,223)
 General Partners                       (12,684)      (17,662)      (15,073)
                                   ------------  ------------  ------------
                                    $(1,268,394)  $(1,766,212)  $(1,507,296)
                                   ============  ============  ============
Net Loss Per Number of Limited
Partnership Units                   $    (49.12)  $    (68.39)  $    (58.37)
Number of Limited Partnership      ============  ============  ============
Units Outstanding                        25,566        25,566        25,566
                                   ============  ============  ============


              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

            COMBINED STATEMENTS OF PARTNERS' EQUITY

       FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995      $  8,251,645     $ (142,902)    $  8,108,743

Net Loss                         (1,492,223)       (15,073)      (1,507,296)
                              -------------     -----------   -------------

Balance at March 31, 1996         6,759,422       (157,975)       6,601,447

Net Loss                         (1,748,550)       (17,662)      (1,766,212)
                              -------------     -----------   -------------

Balance at March 31, 1997         5,010,872       (175,637)       4,835,235

Net Loss                         (1,255,710)       (12,684)      (1,268,394)
                              -------------     -----------   -------------

Balance at March 31, 1998      $  3,755,162     $ (188,321)    $  3,566,841
                              =============     ===========   =============


            See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                COMBINED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                       1998          1997         1996
                                       ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $(1,268,394)   $(1,766,212) $(1,507,296)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                         21,231         30,140       21,107
   Depreciation                         38,887          7,592            0
   Distributions Included in Other
     Income                            (77,152)             0            0
   Accreted Interest Income on
     Investments in Securities        (192,920)      (205,617)    (215,038)
   Equity in Losses of Project
     Partnerships                      905,818      1,365,627    1,135,565
   Minority Interest in Losses of
    Combined Project Partnerships       (4,521)        (1,394)           0
   Interest Income from
    Redemption of Securities           161,703        135,745      110,537
   Changes in Operating Assets
    and Liabilities:
    Increase in Accrued Management
      Fees                               6,450              0            0
    (Increase) Decrease in
    Accounts Receivable                   (894)        10,289            0
    Decrease in Prepaid Insurance        1,091          1,083            0
    Increase (Decrease) in
      Accounts Payable                     500         (9,897)           0
    Increase (Decrease) in
      Replacement Reserves              12,458        (10,729)           0
    Decrease in Security Deposits       (1,070)          (220)           0
    (Increase) Decrease in Accrued
      Real Estate Taxes                    610         (2,358)           0
    Increase in Payable to
      General Partners                 201,613        197,461      204,067
                                    -----------  ------------ ------------
     Net Cash Used in Operating
     Activities                       (194,590)      (248,490)    (251,058)
                                    -----------  ------------ ------------

Cash Flows from Investing
Activities:
  Distributions Received from
   Project Partnerships                100,935         87,273      103,193
  Redemption of Investment in
   Securities                          213,297        221,255      227,463
  Purchase of Equipment                (17,254)             0            0
                                    ----------    -----------  -----------
     Net Cash Provided by (Used
     in) Investing Activities          296,978        308,528      330,656
                                    -----------   -----------  -----------
Cash Flows from Financing
Activities:
  Principal Payment on Debt               (948)         (329)            0
  Proceeds from Loan                         0         5,178             0
  Repayments to Affiliates              (2,237)      (22,534)            0
                                    ----------    -----------  -----------
     Net Cash Used in Financing
     Activities                         (3,185)      (17,685)            0
                                    -----------   -----------  -----------
Increase (Decrease) in Cash and
Cash Equivalents                        99,203        42,353       79,598
Cash and Cash Equivalents at
Beginning of Year                      446,164       403,616      323,944
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 545,367    $  445,969   $  403,542
                                    ===========   ===========  ===========

Supplemental Cash Flow Information:

Interest Paid                        $  20,303    $    6,906    $       0
                                    ===========   ===========   ==========


              See accompanying notes to financial statements.

                           GATEWAY TAX CREDIT FUND, LTD.
                          (A Florida Limited Partnership)

                       NOTES TO COMBINED FINANCIAL STATEMENTS

                           March 31, 1998, 1997 AND 1996

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

  Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the period from October 1, 1996 through December 31, 1996 and the year ended December 31, 1997 for Sparta and for the period from October 1, 1997 through December 31, 1997 for Divernon. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

  Basis of Accounting

  Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

  Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Combined Entities, using the equity method of accounting and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

  1)  Gateway's capital contribution,
  2) Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
  3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

  1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
  2)  Decreased for cash distributions received from the Project
  Partnerships and,
  3)  Decreased for the amortization of the acquisition fees and expenses.

  Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The net amortization is as amortization expense on the Statements of Operations.

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

 Gateway recognizes a decline in the carrying value of its investment in the Project Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of the investments in Project Partnerships may be subject to material near term adjustments.

 Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.

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

  Reclassifications

  For comparability, the 1997 and 1996 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.


NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 1998 Balance Sheet includes Investments in Securities equal to $2,166,945 ($374,098 and $1,792,847). These investments consist of U.
S. Treasury Security Strips at their cost, plus accreted interest income of $964,792. The estimated market value at March 31, 1998 of these debt securities is $2,354,792 resulting in a gross unrealized gain of $187,847.

 As of March 31, 1998, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  374,466
   After 1 year through 5 years                    1,384,458
   After 5 years through 10 years                    408,021
                                                  ----------
   Total Amount Carried on Balance Sheet          $2,166,945
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

 The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1998, 1997 and 1996 were $499,712, $502,017 and $502,333, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1998, 1997 and 1996 were $30,235, $25,316 and $25,447, respectively.

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 1997:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       424,014        980,795
Furniture and Appliances                45,606        32,265         13,341
                                     ---------     ---------      ---------
Net Book Value                      $1,497,415     $ 456,279     $1,041,136
                                     =========     =========      =========

 A summary of the rental property is as follows at December 31, 1996:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                 $  32,000     $       0     $   32,000
Buildings                              932,287       250,002        682,285
Furniture and Appliances                18,608        18,211            397
                                     ---------     ---------      ---------
Net Book Value                       $ 982,895     $ 268,213     $  714,682
                                     =========     =========      =========


NOTE 6 - MORTGAGE NOTE PAYABLE

  The mortgage note payable for Sparta is the balance due on the note dated May 10, 1989 in the amount of $829,545. The loan is at a stated interest rate of 9.5% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.4%. At December 31, 1996 the development was in financial trouble and RHS ("Rural Housing Services") had adjusted loan payments to $700 per month for 24 months beginning October 1, 1996 through September 30, 1998. These payments are expected to pay the interest due during this period and no reduction to principal will occur. If the development is in compliance with the terms of the subsidy agreement the monthly payments are expected to be $1,760 beginning October 1, 1998.

  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/98         $    342
  12/31/99            1,391
  12/31/00            1,424
  12/31/01            1,459
  12/31/02            1,494
  Thereafter        816,787
                -----------
  Total            $822,897
                ===========

  The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.4%. At December 31, 1997 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.
  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/98         $    967
  12/31/99              990
  12/31/00            1,013
  12/31/01            1,037
  12/31/02            1,062
  Thereafter        405,121
                -----------
  Total            $410,190
                ===========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
                                   1998           1997            1996
                                   ----           ----            ----
Net Loss per Financial
Statements                      $(1,268,394)   $(1,766,212)    $(1,507,296)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement purposes       (293,716)      (417,417)       (919,755)

Losses suspended for
financial reporting purposes     (1,540,871)    (1,081,456)       (660,883)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (78,739)        21,703          37,073

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               191,863       196,393         208,040
  Amortization Expense                25,774        11,468         (13,070)
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $(2,964,083)  $(3,035,521)    $(2,855,891)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $ 3,847,765    $ 3,842,287     $ 3,830,702
                                 ===========   ============     ===========

The Partnership's Investment in Project Partnerships is approximately $8,403,000 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 1998, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 1998:

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships     $ 17,982,007    $ 18,061,129

Cumulative equity in losses of Project
Partnerships (1)                               (15,498,298)    (14,741,418)

Cumulative distributions received from
Project Partnerships                              (519,435)       (497,286)
                                              -------------   -------------
Investment in Project Partnerships before
Adjustments                                      1,964,274       2,822,425

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                   2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                 (536,247)       (515,016)
                                               ------------    ------------

Investments in Project Partnerships           $  3,682,742    $  4,562,124
                                              =============   =============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,362,697 for the period ended March 31, 1998 and cumulative suspended losses of $2,821,826 for the year ended March 31, 1997 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($2,619,695) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of
$1,964,274 primarily   because of suspended losses  on  the  Partnership's
books.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                       1997         1996          1995
                                       ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 8,785,648   $ 8,640,544   $ 8,116,228
  Investment properties, net         82,593,132    86,108,645    90,190,043
  Other assets                          231,981       270,537       313,200
                                   ------------  ------------  ------------
    Total assets                    $91,610,761   $95,019,726   $98,619,471
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $ 2,826,740   $ 2,879,571   $ 2,902,474
  Long-term debt                     92,538,821    93,255,821    94,360,342
                                   ------------  ------------  ------------
    Total liabilities                95,365,561    96,135,392    97,262,816
                                   ------------  ------------  ------------
Partners' equity
  Gateway                            (2,619,695)     (101,396)    2,339,568
  General Partners                   (1,135,105)   (1,014,270)     (982,913)
                                   ------------  ------------  ------------
    Total Partners' equity           (3,754,800)   (1,115,666)    1,356,655
                                   ------------  ------------  ------------
    Total liabilities and
partners' equity                    $91,610,761   $95,019,726   $98,619,471
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $16,674,859   $16,964,448   $16,868,404
Expenses:                          ------------  ------------  ------------
  Operating expenses                  7,582,952     7,365,924     6,968,042
  Interest expense                    7,946,394     8,388,303     8,471,083
  Depreciation and amortization       3,617,626     3,685,935     3,316,673
                                   ------------  ------------  ------------
    Total expenses                   19,146,972    19,440,161    18,755,798
                                   ------------  ------------  ------------
      Net loss                     $ (2,472,113)  $(2,475,713)  $(1,887,394)
                                   ============  ============  ============

Other partners' share of net loss  $    (25,424)  $   (28,630)  $   (90,946)
                                   ============  ============  ============
Partnerships' share of net loss    $ (2,446,689)  $(2,447,083)  $(1,796,448)
Suspended losses                      1,540,871     1,081,456       660,883
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $   (905,818)  $(1,365,627)  $(1,135,565)
                                   ============  ============  ============


As of December 31, 1997 and 1996, the largest Project Partnership constituted 6.6% and 7.4% of the combined total assets and combined total revenues.

Schoonover Boyer Gettman & Assoc.
110 Northwoods Blvd. Suite 200
Worthington, OH 43235
PHONE:  614-888-8000
FAX:  614-888-8634

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan limited partnership)
Kalamazoo, MI

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership (A Michigan limited partnership), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Schoonover Boyer Gettman & Assoc.
Certified Public Accountants

January 23, 1998

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Clayfed Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheet of Clayfed Apartments, HUD Project No. C099-K094-007 (A Colorado Limited Partnership), as of December 31, 1997, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, HUD Project No. C099-K094-007, at December 31, 1997 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998 on our consideration of the Clayfed Apartments internal control structure, a report dated February 16, 1998 on its compliance with laws and regulations, a report dated February 16, 1998 on its compliance with major HUD program requirements, a report dated February 16, 1998 on its compliance with nonmajor HUD program requirements and a report dated February 16, 1998 on its compliance with Affirmative Fair Housing requirements.

The accompanying supplementary information on pages 11 to 19 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Clayfed Apartments, HUD Project No. C099-K094-
007. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Donald W. Prosser, P.C.
Certified Public Accountant
Denver, Colorado

February 16, 1998

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Westside Apartments, Ltd.
(A Colorado Limited Partnership)
Denver, CO

We have audited the accompanying balance sheet of Westside Apartments, Ltd., HUD Project No. C099-K001-004 (A Colorado Limited Partnership), as of December 31, 1997 and the related statements of profit and loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd., HUD Project No. C099-K001-004, at December 31, 1997 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1998 on our consideration of the Westside Apartments internal control structure, a report dated February 18, 1998 on its compliance with laws and regulations, a report dated February 18, 1998 on its compliance with major HUD program requirements, a report dated February 18, 1998 on its compliance with nonmajor HUD program requirements and a report dated February 18, 1998 on its compliance with Affirmative Fair Housing requirements.

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

February 18, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Madison, Ltd.
(A Limited Partnership)
DBA Madison Woods Apartments
Hudson, OH

We have audited the accompanying balance sheets of Madison, Ltd. (A Limited Partnership), DBA Madison Woods Apartments, FmHA Case No. 41-093-341595553, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards and the Audit Program require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd. (A Limited Partnership) DBA Madison Woods Apartments, FmHA Case No. 41-093-341595553, at December 31, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-
093-341595553.   Such information has been subjected to the  same  auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Madison, Ltd. internal control structure and a report dated February 4, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Middlefield, Limited
(A Limited Partnership)
DBA Lakeview Village II
Hudson, OH

We have audited the accompanying balance sheets of Middlefield, Limited (A Limited Partnership), DBA Lakeview Village II, FmHA Case No. 41-028-341618469, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited. (A Limited Partnership) DBA Lakeview Village II, FmHA Case No. 41-028-341618469, at December 31, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-
028-341618469.   Such information has been subjected to the  same  auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Middlefield, Limited's internal control structure and a report dated February 4, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Ashburn Housing, Ltd., L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd., L.P. (A Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd., L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/  Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Buena Vista Housing, Ltd.
(A Limited Partnership)
Valdosta, GA

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. L.P. (A Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 1997 and 1996, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Buena Vista Housing Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/  Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1830589, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786726, as of December 31, 1997 and 1996, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Milton Elderly Housing, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Milton Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 59-2911560, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milton Elderly Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Milton Elderly Housing, Ltd.'s internal control structure and its compliance with laws and regulations.


/s/ Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Winder Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 1997 and 1996, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Winder Apartments, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, AL

I have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd. (A Limited Partnership), RHS Project No.: 01-061-630953708 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Sylacauga Garden Apartments III, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.
Certified Public Accountants

February 25, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
River Road Apartments, A Louisiana
Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheets of River Road Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Road Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31,1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of River Road Apartments, A Louisiana Partnership in Commendam's internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson
Certified Public Accountants

February 6, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sun Valley Apartments, A Division of Augusta Properties
(A Limited Partnership)
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP), and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Booneville Properties, (A Limited Partnership)
D/B/A Lani-K Apartments
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of BOONEVILLE PROPERTIES, (A LIMITED PARTNERSHIP) D/B/A LANI-K APARTMENTS and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Barling Properties, A Limited Partnership
D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of BARLING PROPERTIES, A LIMITED PARTNERSHIP D/B/A BARLING PLACE APARTMENTS and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties IV, A Limited Partnership
D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP D/B/A EL CONQUISTADOR APARTMENTS and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Turtle Creek Properties Phase II, A Limited Partnership
D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP D/B/A MILL CREEK III APARTMENTS and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Broken Bow Properties II, A Limited Partnership
D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998 on our consideration of the internal control structure of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP D/B/A OAKWOOD VILLAGE II APARTMENTS and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

LaFollette, Jansa, Brandt & Co.
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998, on our consideration of internal controls.


/s/ LaFollette, Jansa, Brandt & Co.
Certified Public Accountants
Sioux Falls,  South Dakota

January 27, 1998

Reznick, Fedder & Silverman
Two Premiere Plaza, Suite 500
5605 Glenridge Drive
Atlanta, GA 30342-1376
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monroe Family, Ltd.

We have audited the accompanying balance sheets of Monroe Family, Ltd., RHS Project No.: 11-047-581768407. as of December 31, 1997 and 1996, and the
related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd., RHS Project No.: 11-047-581768407. as of December 31, 1997 and 1996, and
the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 1998, on our consideration of Monroe Family, Ltd.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 20, 1998

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brandywine III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Brandywine III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1998

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Concord IV Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Concord IV Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1998

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dunbarton Oaks III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Dunbarton Oaks III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1998

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners,
Federal Manor III Limited Partnership
Bethesda,  Maryland

We have audited the accompanying balance sheets of Federal Manor III Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Federal Manor III Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1998

Regardie, Brooks & Lewis
7101 Wisconsin Avenue
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Laurel Apartments Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Laurel Apartments Limited Partnership's internal control structure and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 21, 1998

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Middleport Limited Partnership
Case No. 37-32-161338763 and
RECD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1998 on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 24, 1998 on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 24, 1998

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28335
PHONE:  910-892-1021
FAX:  910-892-6084

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing
Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Kenly Housing Associates' internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information on pages 14-17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

February 6, 1998

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 1997 and 1996, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests on its compliance with laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 16 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. The information on pages 10 to 15 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The information on page 16, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.



/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

January 21, 1998

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 1997 and 1996, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information presented on pages 11 to 18 is presented for the purposes of additional analysis and are not a required part of the basic financial statements. The information on pages 11 to 17 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The information on page 18, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.




/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

January 21, 1998

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates (A Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998, on our consideration of the Partnership's internal control structure and a report dated January 30, 1998, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Laurel Woods Associates and for filing with the RD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana

January 30, 1998

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates (A Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998, on our consideration of the Partnership's internal control structure and a report dated January 30, 1998, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of The Meadows Associates and for filing with the RD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana

January 30, 1998

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Rivermeade Associates
A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (A Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1998, on our consideration of the Partnership's internal control structure and a report dated January 31, 1998, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana

January 31, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership, D/B/A Greeneville Landing Apartments, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Greeneville Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Pulaski Village Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Kingsland Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998 on our consideration of the internal control structure of Kingsland Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 13, 1998, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 13, 1998

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mathis Retirement Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998 on our consideration of the internal control structure of Mathis Retirement, Ltd.-(A Texas Limited Partnership) and a report dated January 13, 1998, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 13, 1998

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Floresville Housing , Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income(loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998 on our consideration of the internal control structure of Floresville Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 15, 1998, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 15, 1998

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID 83709
PHONE:  208-322-6769
FAX:  208-322-7307

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Managing General Partner
Teton View Limited Partnership
Boise, Idaho


We have audited the accompanying balance sheets of Teton View Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States Department of Agriculture Rural Development
(RD) Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1998 on our consideration of Teton View Limited Partnership's internal control structure and on its compliance with laws and regulations.

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


/s/ Leavitt, Christensen & Co.

February 11, 1998

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID  83709
PHONE:  208-322-6769
FAX:  208-322-7307

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Managing General Partner
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the Rural Development Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of Pleasant Valley Housing Limited Partnership's internal control structure and on its compliance with laws and regulations.

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


/s/ Leavitt, Christensen & Co.

February 10, 1998

Dixon Odom  PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

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


/s/ Dixon Odom PLLC
Certified Public Accountants

February 6, 1998

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with laws and regulations.

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


/s/ Dixon Odom PLLC
Certified Public Accountants

January 21, 1998

Bernard Robinson & Co., L.L.P.
P. O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Suncrest Limited Partnership (A North Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited
Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

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



/s/ Bernard Robinson & Co., L.L.P.
Certified Public Accountants
Greensboro, North Carolina

January 22, 1998

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon Odom PLLC
Certified Public Accountants

February 3, 1998

Brockway, Gersbach & Neimeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of partners' capital (deficit), operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 2, 1998 in our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 1997 and the other Supplemental Data Required by the Rural Housing and Community Development Services, are presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Neimeier, P.C.
Certified Public Accountants

February 2, 1998

Brannan, Bagwell and Mercer, P.C.
Amsouth Center, Suite 804 - 200 Clinton Avenue
Huntsville, AL 35801
PHONE:  205-536-4318
FAX:  205-533-7193

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hunters Ridge, Ltd.

We have audited the accompanying balance sheet of Hunters Ridge, Ltd., (A Limited Partnership), as of December 31, 1997and 1996, and the related statements of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Ridge, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1998 on our consideration of Hunter's Ridge Ltd's internal control structure and a report dated February 5, 1998 on its compliance with laws and regulations.


/s/ Brannan, Bagwell and Mercer, P.C.
Certified Public Accountants

February 5, 1998

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 20, 1998
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
La Villa Elena Ltd.. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena Ltd. Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena LTD.
Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of La Villa Elena Ltd. Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 20, 1998
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 1997and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 20, 1998
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited
Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of Sage Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 20, 1998
Big Spring, Texas

Mesarvey, Russell & Co.
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Laynecrest Associates Limited Partnership

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership, RDS Case No. 41-092-311254109 as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural
Economic   &  Community  Development  Services  "Audit  Program".    Those
standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership at December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of Laynecrest Associates Limited Partnership's internal control structure and a report dated February 10, 1998 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co.
A Corporation of
Certified Public Accountants

February 10, 1998
Lead Auditor: Ronald C Russell, CPA, CFE
Firm ID # 31-0823791

Mesarvey, Russell & Co.
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Martindale Limited Partnership

We have audited the accompanying balance sheets of Martindale Limited Partnership, RDS Case No. 41-092-311153919 as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Economic & Community Development Services "Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration or Martindale Limited Partnership's internal controls structure and a report dated February 10, 1998 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co.
A Corporation of
Certified Public Accountants

February 10, 1998
Lead Auditor: Ronald C Russell, CPA, CFE
Firm ID # 31-0823791

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Robinhood Apartments, Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1998, on our consideration of the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 1998

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1998, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

February 11, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

I have audited the accompanying balance sheets of Riverside Apartments, Ltd., (A Limited Partnership), RHS Project No.: 01-046-630978050 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., (A Limited Partnership), RHS Project No.: 01-046-630978050 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Riverside Apartments, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.
Certified Public Accountants
Gadsden, Alabama

February 25, 1998

Reznick, Fedder & Silverman
Two Premier Plaza, Suite 500
5605 Glendridge Drive
Atlanta, GA 30342-1376
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheets of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612 as of December 31, 1997 and 1996,
and the results of its operations, the changes in partners' (deficit) equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 9, 1998, on our consideration of Brookshire Apartments, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statemtns.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 9, 1998

Reznick, Fedder & Silverman
Two Premier Plaza, Suite 500
5605 Glendridge Drive
Atlanta, GA 30342-1376
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments Ltd., RHS Project No.: 058-17569-49, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 9, 1998, on our consideration of Sandridge Apartments, Ltd.'s internal control structure and its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 9, 1998

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Limestone Estate
Caribou, Maine

We have audited the accompanying balance sheets of Limestone Estates (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 1997 and 1996, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 24, 1998 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester M. Kearney, CPA
Certified Public Accountants
Presque Isle, Maine

February 24, 1998

Reznick Fedder & Silverman,C.P.A.  P.C.
Two Premier Plaza, 5th  Floor
5605 Glendridge Drive
Atlanta, GA 30342-1376
PHONE:  404-847-9447
FAX:  404-847-9495

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of Longleaf Apartments, Ltd., RHS Project No.: 10-065-581788240, as of December 31, 1997 and 1996,
and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longleaf Apartments Ltd., RHS Project No.: 10-065-581788240, as of December 31, 1997 and 1996,
and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1998, on our consideration of Longleaf Apartments, Ltd.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 23, 1998

Larry C. Stemen CPA and Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Crestwood Villa 2 Limited Partnership
(A Limited Partnership)
DBA Applewood Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (A Limited Partnership), DBA Applewood Apartments, FmHA Case No. 41-017-341612174, as of December 31, 1997 and 1996, and the
related income statements, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards and the Audit Program require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership (A Limited Partnership), DBA Applewood Apartments, FmHA Case No. 41-017-341612174,, at December 31, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-
017-341612174.   Such information has been subjected to the  same  auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998, on our consideration of Crestwood Villa 2 Limited Partnership internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA and Associates
Certified Public Accountants
Columbus,  Ohio

January 16, 1998

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, TX  75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 1997 and 1996, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998 on our consideration of Fairview South, Ltd.'s internal control over financial reporting and our test of its compliance with certain laws, regulations, contracts and grants.

Our audit was performed for the purpose of forming an opinion on the financial statements of Fairview South Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis as required by the U.S. Department of Agriculture, Rural Development Agency, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.



/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 19, 1998

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 1997 and 1996, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In  accordance  with Government Auditing Standards, we have also  issued  a report dated February 10,, 1998 on our consideration of Southwood Apartments, Ltd.'s internal control over financial reporting and our test of its compliance with certain laws, regulations, contracts and grants.

Our audit was performed for the purpose of forming an opinion on the financial statements of the Southwood Apartments, Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis as required by the U.S. Department of Agriculture, Rural Development Agency, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial taken as a whole.



/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 10, 1998

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas  78759
PHONE   512-338-0044
FAX-512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
              --------------------------------------------------

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheet of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1997 and the related statement of income (loss), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 23, 1998 on its compliance with laws and regulations.

The financial statements for the year ended December 31, 1996, were compiled by us, and our report thereon, dated February 12, 1997, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas

January 23, 1998

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

  Ronald M. Diner, age 54, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College
  (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida
  Council  for  Rural Housing and Development.  Mr. Diner   has  been  a
  speaker and panel member at state and national seminars relating to the low-income housing credit.

  Alan L. Weiner, age 37, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner received an M.B.A. from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a B.S. with high honors.

  J. Davenport Mosby, age 42, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

  Teresa L. Barnes, age 51, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 35, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See
Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 1998, 1997 and 1996.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1998, 1997 and 1996 were $499,712, $502,017 and $502,333, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1998, 1997 and 1996 were $30,235, $25,316 and $25,447, respectively.

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

 (3) Exhibit Index -
 The following are included with Form S-11, Registration No. 33-18142 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.


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

b. Reports filed on Form 8-K - NONE

c. Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

Apartment Properties

                                                            Mortgage Loan
Partnership          Location                   # of Units     Balance
-----------          --------                   ----------  -------------

Laynecrest           Medway, OH                         48        1,467,191
Martindale           Union, OH                          30          938,736
La Villa Elena       Bernalillo, NM                     54        1,478,372
Rio Abajo            Truth or Consequences, NM          42        1,398,111
Fortville II         Fortville, IN                      24          676,616
Summitville          Summitville, IN                    24          737,888
Suncrest             Yanceyville, NC                    40        1,479,050
Brandywine III       Millsboro, DE                      32        1,093,433
Concord IV           Perryville, MD                     32        1,089,155
Dunbarton Oaks III   Georgetown, DE                     32        1,119,794
Federal Manor        Federalsburg, MD                   32        1,166,903
Laurel Apts          Laurel, DE                         32        1,134,236
Mulberry Hill IV     Easton, MD                         16          595,928
Madison              Madison, OH                        40        1,189,434
Hannah's Mill        Thomaston, GA                      50        1,474,911
Longleaf Apts.       Cairo, GA                          36          971,567
Sylacauga Garden     Sylacauga, AL                      45        1,420,221
Monroe Family        Monroe, GA                         48        1,469,224
Clayfed Apts.        Denver, CO                         32        1,006,677
Westside Apts.       Denver, CO                         52        1,626,863
Casa Linda           Silver City, NM                    41        1,382,162
Rivermeade           Yorktown, VA                       80        2,563,566
Laurel Woods         Ashland, VA                        40        1,282,069
Keysville            Keysville, VA                      24          758,892
Crosstown            Kalamazoo, MI                     201        4,706,459
Riverside Apts.      Demopolis, AL                      40        1,162,666
Brookshire Apts.     McDonough, GA                      46        1,398,560
Sandridge Apts.      Fernandina Beach, FL               46        1,322,743
Limestone Estates    Limestone, ME                      25        1,157,655
Eagle's Bay          Beaufort, NC                       40        1,488,730
Teton View           Rigby, ID                          40        1,437,276
Albany               Albany, KY                         24          738,885
Burkesville          Burkesville, KY                    24          740,135
Scotts Hill          Scotts Hill, TN                    12          410,615
Sage                 Gallup, NM                         44        1,481,416
Claremont            Cascade, ID                        16          441,620
Middleport           Middleport, NY                     25          954,404
Oakwood Apts.        Columbus, NE                       24          789,885
Morgantown           Morgantown, IN                     24          791,775
Ashburn Housing      Ashburn, GA                        41        1,060,727
Cuthbert Elderly     Cuthbert, GA                       32          826,049
Sandhill Forest      Melrose, FL                        16          470,127
Oakwood Grove        Crescent City, FL                  36        1,016,627
Hastings Manor       Hastings, FL                       24          703,613
Lakewood Apts.       Norfolk, NE                        72        2,449,062
Robinhood Apts.      Springfield, TN                    48        1,474,508
Skyview Terrace      Springfield, TN                    48        1,343,738
Mabank 1988          Mabank, TX                         42        1,117,525
Buena Vista          Buena Vista, GA                    25          658,404
Woodcroft            Elizabethtown, NC                  32        1,160,005
Spring Creek         Quitman, GA                        18          493,199
Spring Creek         Cherokee, AL                       24          536,365
Milton Elderly       Milton, FL                         43        1,084,840
Winder Apartments    Winder, GA                         48        1,429,562
Hunters Ridge        Killen, AL                         40        1,174,732
Stone Arbor          Madison, NC                        40        1,492,911
Greeneville          Greeneville, TN                    40        1,207,329
Centralia II         Centralia, IL                      24          806,100
Poteau IV            Poteau, OK                         32          600,466
Barling              Barling, AR                        48          928,036
Booneville           Booneville, AR                     50        1,381,346
Augusta              Augusta, KS                        66        1,933,450
Meadows              Farmville, VA                      40        1,337,369
Kenly Housing        Kenly, NC                          48        1,340,080
Fairview South       Athens, TX                         44        1,070,076
River Road Apts.     Waggaman, LA                       43        1,166,062
Middlefield          Middlefield, OH                    36        1,090,587
Floresville          Floresvile, TX                     40        1,044,561
Mathis Retirement    Mathis, TX                         36          876,946
Sabinal Housing      Sabinal, TX                        24          608,352
Kingsland Housing    Kingsland, TX                      34          851,912
Crestwood Villa II   Crestline, OH                      36        1,099,114
Poteau Prop. III     Poteau, OK                         19          465,136
Decatur Properties   Decatur, AR                        24          778,029
Broken Bow Prop II   Broken Bow, OK                     46        1,489,045
Turtle Creek II      Grove, OK                          42        1,248,343
Pleasant Valley      Grangeville, ID                    32        1,154,937
Hartwell Elderly     Hartwell, GA                       24          674,438
Pulaski Village      Pulaski, VA                        44        1,393,421
Southwood Apts.      Jacksonville, TX                   40          957,869
                                                               ------------
                                                               $ 92,538,821
                                                               ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Laynecrest                   310,264           1,533,433             18,523
Martindale                   243,665             928,824              9,656
La Villa Elena               128,000           1,672,703             78,383
Rio Abajo                     88,500           1,610,884             46,439
Fortville II                  25,000             780,355              4,118
Summitville                   30,000             849,511                483
Suncrest                     331,988           1,788,595             12,486
Brandywine III               105,508           1,154,434             41,453
Concord IV                   120,440           1,198,338             38,289
Dunbarton Oaks III           123,135           1,205,530             11,816
Federal Manor                142,632           1,252,927             55,570
Laurel Apts                  144,680           1,156,847             56,730
Mulberry Hill IV              55,379             652,234             30,129
Madison                       60,000           1,378,177              5,799
Hannah's Mill                 60,000           1,754,918            (2,132)
Longleaf Apts.                54,700           1,135,966              2,281
Sylacauga Garden              70,000           1,521,755             15,247
Monroe Family                110,000           1,678,673                  0
Clayfed Apts.                 84,000             876,430             21,916
Westside Apts.               134,701           1,382,850             56,407
Casa Linda                   153,730           1,518,228             13,395
Rivermeade                   240,134           2,661,910            144,602
Laurel Woods                  96,242           1,301,860            151,534
Keysville                     30,000             793,750             90,771
Crosstown                    408,338           5,164,734            402,306
Riverside Apts.               89,250           1,329,102              7,121
Brookshire Apts.             114,500           1,602,613              6,280
Sandridge Apts.              144,000           1,476,180             12,575
Limestone Estates             79,224           1,318,259             16,738
Eagle's Bay                  175,735           1,752,762             25,197
Teton View                    50,218             972,662            767,393
Albany                        49,161             865,007             20,694
Burkesville                   44,697             838,328             30,748
Scotts Hill                   30,000             465,835              5,303
Sage                         196,207           1,616,554             61,941
Claremont                     23,500             505,789             42,236
Middleport                    18,000           1,132,502             17,350
Oakwood Apts.                 96,800             862,439              9,692
Morgantown                    15,000             940,191              4,592
Ashburn Housing               35,000           1,265,760                  0
Cuthbert Elderly              22,550           1,006,889            (1,144)
Sandhill Forest               28,091             544,545                213
Oakwood Grove                 44,712           1,191,986              1,188
Hastings Manor                18,000             839,600              6,776
Lakewood Apts.               207,700           2,754,382             38,812
Robinhood Apts.               50,500           1,752,851              4,631
Skyview Terrace               40,112           1,424,008             40,669
Mabank 1988                   57,200           1,210,248             83,636
Buena Vista                   11,390             804,816              (579)
Woodcroft                     82,500           1,402,798              4,667
Spring Creek                  33,330             575,656            (1,378)
Spring Creek                  20,000             589,739             27,914
Milton Elderly                50,000           1,292,395                  0
Winder Apartments             73,500           1,692,510                  0
Hunters Ridge                 48,275           1,370,214              2,327
Stone Arbor                   57,280           1,813,230              3,554
Greeneville                   47,258           1,434,138             45,168
Centralia II                  36,450             954,070              5,844
Poteau IV                     33,000             683,016                  0
Barling                       62,500           1,049,173             41,191
Booneville                    32,500           1,650,087                  0
Augusta                      101,300           2,280,419                  0
Meadows                      102,342           1,455,858             29,993
Kenly Housing                 25,000           1,588,636             56,474
Fairview South               103,909           1,218,102              8,241
River Road Apts.             138,000           1,340,045                  0
Middlefield                   70,700           1,250,957              9,942
Floresville                   75,524           1,050,346            185,032
Mathis Retirement             37,127           1,041,038              6,225
Sabinal Housing               18,000             752,263              9,252
Kingsland Housing             30,000             894,081            236,923
Crestwood Villa II            54,000           1,317,395                538
Poteau Prop. III              18,350             564,655                  0
Decatur Properties            24,300             945,516                  0
Broken Bow Prop II            70,000           1,887,868                  0
Turtle Creek II               45,000           1,513,446                  0
Pleasant Valley               65,227           1,342,952             39,132
Hartwell Elderly              49,800             771,529                  0
Pulaski Village               75,000           1,650,373             60,585
Southwood Apts.               46,189           1,153,440              8,790
                         -----------        ------------       ------------
                         $ 6,718,944        $103,953,119        $ 3,288,677
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Laynecrest                   324,659           1,537,561          1,862,220
Martindale                   243,666             938,479          1,182,145
La Villa Elena               128,000           1,751,086          1,879,086
Rio Abajo                     88,500           1,657,323          1,745,823
Fortville II                  25,000             784,473            809,473
Summitville                   30,000             849,994            879,994
Suncrest                      80,000           2,053,069          2,133,069
Brandywine III                30,382           1,271,013          1,301,395
Concord IV                    35,899           1,321,168          1,357,067
Dunbarton Oaks III            27,853           1,312,628          1,340,481
Federal Manor                 86,281           1,364,848          1,451,129
Laurel Apts                   40,971           1,317,286          1,358,257
Mulberry Hill IV              20,761             716,981            737,742
Madison                       60,000           1,383,976          1,443,976
Hannah's Mill                 60,000           1,752,786          1,812,786
Longleaf Apts.                54,700           1,138,247          1,192,947
Sylacauga Garden              70,000           1,537,002          1,607,002
Monroe Family                110,000           1,678,673          1,788,673
Clayfed Apts.                 84,000             898,346            982,346
Westside Apts.               134,701           1,439,257          1,573,958
Casa Linda                   153,730           1,531,623          1,685,353
Rivermeade                   251,734           2,794,912          3,046,646
Laurel Woods                 106,742           1,442,894          1,549,636
Keysville                     34,534             879,987            914,521
Crosstown                    504,865           5,470,513          5,975,378
Riverside Apts.               93,089           1,332,384          1,425,473
Brookshire Apts.             114,750           1,608,643          1,723,393
Sandridge Apts.              144,000           1,488,755          1,632,755
Limestone Estates             79,224           1,334,997          1,414,221
Eagle's Bay                  181,070           1,772,624          1,953,694
Teton View                    87,187           1,703,086          1,790,273
Albany                        49,161             885,701            934,862
Burkesville                   44,697             869,076            913,773
Scotts Hill                   30,000             471,138            501,138
Sage                         196,207           1,678,495          1,874,702
Claremont                     29,041             542,484            571,525
Middleport                    18,000           1,149,852          1,167,852
Oakwood Apts.                 96,800             872,131            968,931
Morgantown                    15,000             944,783            959,783
Ashburn Housing               35,000           1,265,760          1,300,760
Cuthbert Elderly              22,550           1,005,745          1,028,295
Sandhill Forest               28,091             544,758            572,849
Oakwood Grove                 44,712           1,193,174          1,237,886
Hastings Manor                18,000             846,376            864,376
Lakewood Apts.               207,700           2,793,194          3,000,894
Robinhood Apts.               50,500           1,757,482          1,807,982
Skyview Terrace               40,112           1,464,677          1,504,789
Mabank 1988                   94,031           1,257,053          1,351,084
Buena Vista                   11,390             804,237            815,627
Woodcroft                     82,500           1,407,465          1,489,965
Spring Creek                  33,330             574,278            607,608
Spring Creek                  20,000             617,653            637,653
Milton Elderly                50,000           1,292,395          1,342,395
Winder Apartments             73,500           1,692,510          1,766,010
Hunters Ridge                 48,275           1,372,541          1,420,816
Stone Arbor                   57,280           1,816,784          1,874,064
Greeneville                   47,258           1,479,306          1,526,564
Centralia II                  36,450             959,914            996,364
Poteau IV                     33,000             683,016            716,016
Barling                       62,500           1,090,364          1,152,864
Booneville                    32,500           1,650,087          1,682,587
Augusta                      101,300           2,280,419          2,381,719
Meadows                      105,846           1,482,347          1,588,193
Kenly Housing                 25,000           1,645,110          1,670,110
Fairview South               103,909           1,226,343          1,330,252
River Road Apts.             138,000           1,340,045          1,478,045
Middlefield                   70,700           1,260,899          1,331,599
Floresville                   76,669           1,234,233          1,310,902
Mathis Retirement             37,127           1,047,263          1,084,390
Sabinal Housing               18,000             761,515            779,515
Kingsland Housing             30,000           1,131,004          1,161,004
Crestwood Villa II            54,000           1,317,933          1,371,933
Poteau Prop. III              18,350             564,655            583,005
Decatur Properties            24,300             945,516            969,816
Broken Bow Prop II            70,000           1,887,868          1,957,868
Turtle Creek II               45,000           1,513,446          1,558,446
Pleasant Valley               65,227           1,382,084          1,447,311
Hartwell Elderly              49,800             771,529            821,329
Pulaski Village               75,000           1,710,958          1,785,958
Southwood Apts.               46,189           1,162,230          1,208,419
                         -----------        ------------       ------------
                         $ 6,248,300        $107,712,440       $113,960,740
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Laynecrest                                732,620        5.0  - 27.5
Martindale                                404,356        5.0  - 27.5
La Villa Elena                            415,964        5.0  - 40.0
Rio Abajo                                 381,667        5.0  - 40.0
Fortville II                              275,627        5.0  - 27.5
Summitville                               303,585        5.0  - 27.5
Suncrest                                  392,791        5.0  - 40.0
Brandywine III                            515,906        5.0  - 27.5
Concord IV                                547,042        5.0  - 27.5
Dunbarton Oaks III                        544,310        5.0  - 27.5
Federal Manor                             548,236        5.0  - 27.5
Laurel Apts                               562,567        5.0  - 27.5
Mulberry Hill IV                          282,425        5.0  - 27.5
Madison                                   394,512        5.0  - 33.0
Hannah's Mill                             541,605        5.0  - 30.0
Longleaf Apts.                            362,137        5.0  - 30.0
Sylacauga Garden                          589,770        5.0  - 27.5
Monroe Family                             544,620        5.0  - 27.5
Clayfed Apts.                             328,532        5.0  - 40.0
Westside Apts.                            493,935        5.0  - 40.0
Casa Linda                                337,970        5.0  - 40.0
Rivermeade                              1,001,920        5.0  - 27.5
Laurel Woods                              541,737        5.0  - 27.5
Keysville                                 335,520        5.0  - 27.5
Crosstown                               1,430,252        5.0  - 40.0
Riverside Apts.                           288,833        5.0  - 40.0
Brookshire Apts.                          469,469        5.0  - 30.0
Sandridge Apts.                           461,314        5.0  - 30.0
Limestone Estates                         525,250        5.0  - 27.5
Eagle's Bay                               346,145        5.0  - 50.0
Teton View                                465,593        5.0  - 27.5
Albany                                    268,125        5.0  - 40.0
Burkesville                               257,096        5.0  - 40.0
Scotts Hill                               125,097        5.0  - 40.0
Sage                                      331,177        5.0  - 40.0
Claremont                                 188,362        5.0  - 27.5
Middleport                                230,710        5.0  - 27.5
Oakwood Apts.                             251,721        5.0  - 40.0
Morgantown                                272,238        5.0  - 27.5
Ashburn Housing                           351,393        5.0  - 30.0
Cuthbert Elderly                          281,029        5.0  - 30.0
Sandhill Forest                           135,261        5.0  - 35.0
Oakwood Grove                             303,016        5.0  - 35.0
Hastings Manor                            182,604        5.0  - 40.0
Lakewood Apts.                            842,839        5.0  - 30.0
Robinhood Apts.                           275,832        5.0  - 50.0
Skyview Terrace                           362,284        5.0  - 50.0
Mabank 1988                               331,683        5.0  - 35.0
Buena Vista                               215,400        5.0  - 30.0
Woodcroft                                 261,281        5.0  - 50.0
Spring Creek                              153,913        5.0  - 40.0
Spring Creek                              141,625        5.0  - 30.0
Milton Elderly                            353,370        5.0  - 30.0
Winder Apartments                         482,023        5.0  - 50.0
Hunters Ridge                             281,254        5.0  - 50.0
Stone Arbor                               325,293        5.0  - 50.0
Greeneville                               469,746        5.0  - 27.5
Centralia II                              290,812        5.0  - 27.5
Poteau IV                                 217,552        5.0  - 25.0
Barling                                   356,792        5.0  - 25.0
Booneville                                578,080        5.0  - 25.0
Augusta                                   793,045        5.0  - 25.0
Meadows                                   491,103        5.0  - 27.5
Kenly Housing                             339,624        5.0  - 40.0
Fairview South                            477,067        5.0  - 25.0
River Road Apts.                          270,455        5.0  - 40.0
Middlefield                               307,844        5.0  - 27.5
Floresville                               296,317        5.0  - 50.0
Mathis Retirement                         178,443        5.0  - 50.0
Sabinal Housing                           132,541        5.0  - 50.0
Kingsland Housing                         187,861        5.0  - 50.0
Crestwood Villa II                        342,827        5.0  - 33.0
Poteau Prop. III                          191,811        5.0  - 25.0
Decatur Properties                        307,527        5.0  - 25.0
Broken Bow Prop II                        508,079        5.0  - 25.0
Turtle Creek II                           497,070        5.0  - 25.0
Pleasant Valley                           398,182        5.0  - 27.5
Hartwell Elderly                          215,007        5.0  - 27.5
Pulaski Village                           550,308        5.0  - 27.5
Southwood Apts.                           398,679        5.0  - 25.0
                                      -----------
                                      $31,367,608
                                      ===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1996                                              $114,050,334
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                           447,283
  Other                                       (497,265)
                                             ---------
                                                                    (49,982)
 Deductions during period:
  Cost of real estate sold                      39,612
  Other                                              0
                                             ---------
                                                                     39,612
                                                               ------------

Balance at end of period -
December 31, 1997
                                                               $113,960,740
                                                               ============


Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                               $27,941,689
  Adjustment to Prior Year                   (136,181)
  Less Accumulated Depreciation of
  real estate sold                            (39,612)
  Current year expense                      3,601,712
  Current year expense                      ----------

Balance at end of period -
December 31, 1997                                               $31,367,608
                                                                ===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

                         #                                MONTHLY
                          OF                   INTEREST      DEBT      TERM
PARTNERSHIP              UNITS         BALANCE     RATE   SERVICE   (YEARS)
-----------              -----        -------- --------   -------   -------
Laynecrest                  48       1,467,191   10.63%    13,193        50
Martindale                  30         938,736    9.50%     7,591        50
La Villa Elena              54       1,478,372    9.00%    11,397        50
Rio Abajo                   42       1,398,111    9.50%    11,306        50
Fortville II                24         676,616    9.00%     5,214        50
Summitville                 24         737,888    9.00%     5,691        50
Suncrest                    40       1,479,050    9.00%    11,372        50
Brandywine III              32       1,093,433    9.00%     8,429        50
Concord IV                  32       1,089,155    9.50%     8,822        50
Dunbarton Oaks III          32       1,119,794    9.00%     8,270        50
Federal Manor               32       1,166,903    9.00%     8,994        50
Laurel Apts                 32       1,134,236    9.50%     9,191        50
Mulberry Hill IV            16         595,928    9.50%     4,822        50
Madison                     40       1,189,434    9.50%     9,604        50
Hannah's Mill               50       1,474,911    9.50%    11,920        50
Longleaf Apts.              36         971,567    9.50%     7,852        50
Sylacauga Garden            45       1,420,221    9.00%    10,941        50
Monroe Family               48       1,469,224    9.00%    11,294        50
Clayfed Apartments          32       1,006,677    9.75%     8,985        35
Westside Apts.              52       1,626,863    9.50%    15,673        35
Casa Linda                  41       1,382,162    9.50%    11,167        50
Rivermeade                  80       2,563,566    8.75%    19,753        50
Laurel Woods                40       1,282,069    9.00%     9,677        50
Keysville                   24         758,892    9.50%     6,137        50
Crosstown                  201       4,706,459    7.88%    36,182        30
Riverside Apts.             40       1,162,666    9.25%     8,204        50
Brookshire Apts.            46       1,398,560    8.75%    10,486        50
Sandridge Apts.             46       1,322,743    9.00%    10,071        50
Limestone Estates           25       1,157,655    9.00%     8,910        50
Eagle's Bay                 40       1,488,730    8.75%    11,153        50
Teton View                  40       1,437,276    8.25%    10,261        50
Albany                      24         738,885    9.00%     5,703        50
Burkesville                 24         740,135    9.50%     5,996        50
Scotts Hill                 12         410,615    8.75%     3,073        50
Sage                        44       1,481,416    8.75%    11,087        50
Claremont                   16         441,620    9.75%     3,750        50
Middleport                  25         954,404    8.75%     7,144        50
Oakwood Apts.               24         789,885    9.50%     6,379        50
Morgantown                  24         791,775    9.25%     6,226        50
Ashburn Housing             41       1,060,727    8.75%     7,935        50
Cuthbert Elderly            32         826,049    8.75%     6,189        50
Sandhill Forest             16         470,127    9.00%     3,615        50
Oakwood Grove               36       1,016,627    9.50%     8,215        50
Hastings Manor              24         703,613    9.00%     5,412        50
Lakewood Apts.              72       2,449,062    8.75%    18,332        50
Robinhood Apts.             48       1,474,508    9.75%    11,031        50
Skyview Terrace             48       1,343,738    8.50%     9,866        50
Mabank 1988                 42       1,117,525    8.75%     8,345        50
Buena Vista                 25         658,404    9.25%     5,187        50
Woodcroft                   32       1,160,005    9.00%     8,912        50
Spring Creek                18         493,199    9.00%     4,591        50
Spring Creek                24         536,365   11.50%     5,223        50
Milton Elderly              43       1,084,840    9.25%     8,547        50
Winder Apartments           48       1,429,562    8.75%    10,709        50
Hunters Ridge               40       1,174,732    9.00%     9,032        50
Stone Arbor                 40       1,492,911    9.25%    11,759        50
Greeneville                 40       1,207,329    9.25%     9,511        50
Centralia II                24         806,100    8.75%     6,031        50
Poteau IV                   32         600,466    9.00%     4,777        50
Barling                     48         928,036    9.00%     7,382        50
Booneville                  50       1,381,346    8.25%    10,250        50
Augusta                     66       1,933,450    8.75%    14,465        50
Meadows                     40       1,337,369    8.75%    10,010        50
Kenly Housing               48       1,340,080    8.75%    11,366        50
Fairview South              44       1,070,076    9.50%     8,648        50
River Road Apts.            43       1,166,062    8.75%     9,625        33
Middlefield                 36       1,090,587    9.25%     8,579        50
Floresville                 40       1,044,561    9.50%     8,466        50
Mathis Retirement           36         876,946    9.50%     7,082        50
Sabinal Housing             24         608,352    9.00%     4,674        50
Kingsland Housing           34         851,912    9.00%     6,554        50
Crestwood Villa II          36       1,099,114    9.00%     8,620        50
Poteau Prop. III            19         465,136    9.00%     3,569        50
Decatur Properties          24         778,029    8.75%     5,801        50
Broken Bow Prop II          46       1,489,045    8.75%    11,110        50
Turtle Creek II             42       1,248,343    9.00%     9,818        50
Pleasant Valley             32       1,154,937    8.75%     8,646        50
Hartwell Elderly            24         674,438    8.75%     5,045        50
Pulaski Village             44       1,393,421    9.25%    10,978        50
Southwood Apts.             40         957,869    8.75%     7,175        50
                                  ------------
                                  $ 92,538,821
                                  ============

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds, Inc.
                           Raymond James Tax Credit Funds, Inc.





Date:  July 22, 1998       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 22, 1998       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned hereunto duly authorized.


                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds, Inc.
                                Managing General Partner




Date:  July 22, 1998            By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President



Date:  July 22, 1998            By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer



Date:  July 22, 1998            By:/s/ J.. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director