Form 10-Q
period 1998-06-30
GATEWAY TAX CREDIT FUND LTD
filed 1998-08-24
CIK 824605

GTWY

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1998

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

                             YES     X         NO

                                                Number of Units
      Title of Each Class                       June 30, 1998
Units of Limited Partnership
Interest:  $1,000 per unit                          25,566

                     DOCUMENTS INCORPORATED BY REFERENCE

               Parts I and II, 1998 Form 10-K, filed with the
             Securities and Exchange Commission on July 22, 1998
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements
                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                              June 30,        March 31,
                                                1998            1998
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   483,813     $   545,367
 Accounts Receivable                                (2,078)          4,553
 Investments in Securities                         382,094         374,098
 Prepaid Insurance                                      74              74
 Tenant Security Deposits                            7,038           7,014
                                               -----------    ------------
  Total Current Assets                             870,941         931,106
                                               -----------    ------------

 Investments in Securities                       1,829,696       1,792,847
 Investments in Project Partnerships, Net        3,446,068       3,682,742
 Replacement Reserves                               24,564          24,551
 Rental Property at Cost, Net                    1,028,166       1,041,136
                                              ------------    ------------
    Total Assets                               $ 7,199,435    $  7,472,382
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       333,040     $   344,550
 Accounts Payable                                    2,002             500
 Accrued Real Estate Taxes                          22,572          22,572
 Tenant Security Deposits                            6,100           5,700
 Accrued Management Fees                            12,700          21,900
                                              ------------   -------------
  Total Current Liabilities                        376,414         395,222
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,315,391       2,292,674
 Mortgage Notes Payable                          1,233,087       1,233,087
                                              ------------   -------------
  Total Long Term Liabilities                    3,548,478       3,525,761
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (15,564)        (15,442)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units out-
standing at June 30 and March 31, 1998)          3,481,195       3,755,162
 General Partners                                 (191,088)       (188,321)
                                              ------------    ------------
  Total Partners' Equity                         3,290,107       3,566,841
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 7,199,435     $ 7,472,382
                                              ============    ============

              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

                                                1998            1997
                                                ----            ----
Revenues:
 Rental                                        $    30,266     $    14,361
 Interest Subsidy                                        0               0
 Interest Income                                    51,073          53,991
 Miscellaneous                                       1,286              96
                                               -----------     -----------
  Total Revenues                                    82,624          68,448
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,928         125,270
 General and Administrative:
  General Partner                                    6,900           6,977
  Other                                              8,692           6,237
 Rental Operating Expenses                          22,715          16,970
 Interest                                            8,375           2,100
 Depreciation                                       12,970           9,045
 Amortization                                        6,663           7,535
                                              ------------    ------------
  Total Expenses                               $   191,243     $   174,134

Loss Before Equity in Losses of Project
Partnerships                                      (108,618)       (105,686)
Equity in Losses of Project Partnerships          (168,238)       (240,136)
Minority Interest in Loss of Combined
Project Partnership                                    122             136
                                              ------------    ------------
Net Loss                                      $   (276,734)    $  (345,686)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                             $   (273,967)    $  (342,229)
 General Partners                                   (2,767)         (3,457)
                                              ------------    ------------
                                              $   (276,734)    $  (345,686)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $     (10.72)    $    (13.39)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                  COMBINED STATEMENTS OF PARTNERS' EQUITY
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  5,010,872    $  (175,637)    $  4,835,235

Net Loss                           (342,229)        (3,457)        (345,686)
                              -------------    ------------   -------------

Balance at June 30, 1997       $  4,668,643    $  (179,094)    $  4,489,549
                              =============    ============   =============



Balance at March 31, 1998      $  3,755,162    $  (188,321)    $  3,566,841

Net Loss                           (273,967)        (2,767)        (276,734)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  3,481,195    $  (191,088)    $  3,290,107
                              =============    ============   =============


              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                   1998           1997
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net      $  (276,735)  $  (345,686)
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       6,663         7,535
   Depreciation                                      12,970         9,045
   Accreted Interest Income on Investments in
Securities                                          (44,845)      (48,399)
   Equity in Losses of Project Partnerships         168,238       240,136
   Minority Interest in Losses of Combined
Project Partnerships                                   (122)         (136)
Changes in Operating Assets and Liabilities:
   Increase in Accrued Management Fees               (9,200)       (5,177)
   (Increase) Decrease in Accounts Receivable         6,631           188
   Increase (Decrease) in Accounts Payable            1,502         8,904
   Increase (Decrease) in Replacement Reserve           (13)       12,895
   Decrease in Security Deposits                        376           602
   Increase in Payable to General Partners           11,207       121,524
                                                 -----------  ------------
     Net Cash Used in Operating Activities         (123,328)        1,431
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                         61,773        32,553
  Purchase of Equipment                                   0       (12,901)
                                                 -----------  ------------
     Net Cash Provided by (Used in) Investing
Activities                                           61,773        19,652
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (61,554)       21,083
Cash and Cash Equivalents at Beginning of
Period                                              545,367       445,969
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $ 483,813    $  467,052
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $       0     $   2,100
                                                 ===========     =========


               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                                JUNE 30, 1998

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 1998. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

  1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
  2)    Decreased   for   cash  distributions  received  from   the   Project
  Partnerships, and
  3)  Decreased for the amortization of the acquisition fees and expenses.

   Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The amortization is shown as amortization expense on the Statements of Operations.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1998 Balance Sheet includes Investments in Securities equal to $2,211,790 ($382,094 and $1,829,696). These investments consist of U. S.
Treasury Security Strips at their cost, plus accreted interest income of $1,009,637. The estimated market value at June 30, 1998 of these debt securities is $2,402,458 resulting in a gross unrealized gain of $190,668.

  As of June 30, 1998, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  382,094
   After 1 year through 5 years                    1,413,236
   After 5 years through 10 years                    416,460
                                                  ----------
   Total Amount Carried on Balance Sheet          $2,211,790
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1998              1997
                                      ---------          --------
Asset Management Fee                   $124,928          $125,270
General and Administrative Expenses       6,900             6,977


N NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at June 30, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       437,034        967,775
Furniture and Appliances                45,606        32,265         13,341
                                     ---------     ---------      ---------
Net Book Value                      $1,497,415     $ 469,299     $1,028,116
                                     =========     =========      =========

 A summary of the rental property is as follows at June 30, 1997:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                 $  32,000     $       0     $   32,000
Buildings                              945,188       259,047        686,141
Furniture and Appliances                18,608        18,211            397
                                     ---------     ---------      ---------
Net Book Value                       $ 995,796     $ 277,258     $  718,538
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
                ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1998, the Partnership owned a 99% limited partner ownership interest in 80 Project Partnerships, excluding the Combined Entities at March 31, 1998, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities:

                                                JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (15,666,536)    (15,498,298)

Cumulative distributions received from
Project Partnerships                               (581,208)       (519,435)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                        1,734,263       1,964,274

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (542,910)       (536,247)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,446,068     $ 3,682,742
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,722,413 for the period ended June 30, 1998 and cumulative suspended losses of $4,362,697 for the year ended March 31, 1998 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
                                                1998             1997
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,132,569     $ 8,692,993
  Investment properties, net                    81,692,735      85,286,982
  Other assets                                     221,623         313,291
                                              ------------    ------------
    Total assets                               $91,046,927     $94,293,266
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,798,436       2,833,206
  Long-term debt                                92,533,502      93,149,571
                                              ------------    ------------
    Total liabilities                           95,331,938      95,982,777
                                              ------------    ------------
Partners' equity
  Limited Partner                                 (917,733)       (660,442)
  General Partners                              (2,824,766)     (1,029,069)
                                              ------------    ------------
    Total Partners' equity                      (4,285,011)     (1,689,511)
                                              ------------    ------------
    Total liabilities and partners' equity     $91,046,927     $94,293,266
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,953,040     $ 2,964,737
Expenses:
  Operating expenses                             1,843,781       1,884,198
  Interest expense                                 736,311         720,626
  Depreciation and amortization                    906,236         914,028
                                              ------------    ------------
    Total expenses                               3,486,328       3,518,852

      Net loss                                $   (533,288)   $   (554,115)
                                              ============    ============
Other partners' share of net loss             $     (5,333)   $     (5,541)

Partnerships' share of net loss                   (527,955)       (548,574)
Suspended losses                                   359,716         308,438
                                              ------------    ------------
Equity in Losses of Project Partnerships      $   (168,239)   $   (240,136)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the three months ended June 30, 1998 and 1997. Total expense for the three months ended June 30, 1998 increased as compared to the three months ended June 30, 1997 primarily as a result of combining the operating expenses of Divernon.

   Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $240,136 for the three months ended June 30, 1997 to $168,238 as a result of not including losses of $359,716 in 1998 as compared to $308,438 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $276,735 for the three months ended June 30, 1998. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $123,328. The net cash provided by investing activities was $61,773 consisting of cash distributions received from Project Partnerships.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 1998, Gateway had $483,813 of short term investments  (Cash  and Cash Equivalents).  It also had  $2,211,790  in  Zero
Coupon Treasuries with maturities providing $397,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date:  August 24, 1998     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  August 24, 1998     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer