Form 10-Q
period 1998-09-30
GATEWAY TAX CREDIT FUND LTD
filed 1998-11-18
CIK 824605

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1998

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

                             YES     X         NO

                                                Number of Units
      Title of Each Class                       September 30, 1998
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
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                           September 30,      March 31,
                                                1998            1998
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   369,283     $   545,367
 Accounts Receivable                                (5,139)          4,553
 Investments in Securities                         388,946         374,098
 Prepaid Insurance                                     164              74
 Tenant Security Deposits                            7,090           7,014
                                               -----------    ------------
  Total Current Assets                             760,344         931,106
                                               -----------    ------------
 Investments in Securities                       1,762,950       1,792,847
 Investments in Project Partnerships, Net        3,124,620       3,682,742
 Replacement Reserves                                7,930          24,551
 Rental Property at Cost, Net                    1,023,757       1,041,136
                                              ------------    ------------
    Total Assets                               $ 6,679,601    $  7,472,382
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       335,273     $   344,550
 Accounts Payable                                        0             500
 Accrued Real Estate Taxes                          22,572          22,572
 Tenant Security Deposits                            6,200           5,700
 Accrued Management Fees                                 0          21,900
                                              ------------   -------------
  Total Current Liabilities                        364,045         395,222
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,237,156       2,292,674
 Mortgage Notes Payable                          1,233,087       1,233,087
                                              ------------   -------------
  Total Long Term Liabilities                    3,470,243       3,525,761
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (11,007)        (15,442)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units
outstanding at September 30 and
March 31, 1998)                                  3,051,746       3,755,162
 General Partners                                 (195,426)       (188,321)
                                              ------------    ------------
  Total Partners' Equity                         2,856,320       3,566,841
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 6,679,601     $ 7,472,382
                                              ============    ============

              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

                                                1998            1997
                                                ----            ----
Revenue:
 Rental                                        $    30,575     $    14,188
 Interest Subsidy                                        0               0
 Interest Income                                    51,275          55,098
 Miscellaneous                                       1,005           1,140
                                               -----------     -----------
  Total Revenues                                    82,855          70,426
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,928         125,270
 General and Administrative:
  General Partner                                    9,955           8,736
  Other                                             24,919          21,520
 Rental Operating Expenses                          22,781          12,337
 Interest                                            9,995           2,100
 Depreciation                                       12,970           9,045
 Amortization                                        6,663           7,535
                                              ------------    ------------
  Total Expense                                $   212,211     $   186,543

Loss Before Equity in Losses of Project
Partnerships                                      (129,356)       (116,117)
Equity in Losses of Project Partnerships          (304,572)       (330,427)
Minority Interest in Loss of Combined
Project Partnership                                    141              81
                                              ------------    ------------
Net Loss                                       $  (433,787)    $  (446,463)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (429,449)    $  (441,999)
 General Partners                                   (4,338)         (4,464)
                                              ------------    ------------
                                               $  (433,787)    $  (446,463)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (16.80)    $    (17.29)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

                                                1998            1997
                                                ----            ----
Revenue:
 Rental                                        $    60,841     $    28,549
 Interest Subsidy                                        0               0
 Interest Income                                   102,348         109,089
 Miscellaneous                                       2,291           1,236
                                               -----------     -----------
  Total Revenue                                    165,480         138,874
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              249,856         250,540
 General and Administrative:
  General Partner                                   16,855          15,713
  Other                                             33,611          27,757
 Rental Operating Expenses                          45,496          29,307
 Interest                                           18,370           4,200
 Depreciation                                       25,940          18,090
 Amortization                                       13,326          15,070
                                              ------------    ------------
  Total Expenses                               $   403,454     $   360,677

Loss Before Equity in Losses of Project
Partnerships                                      (237,974)       (221,803)
Equity in Losses of Project Partnerships          (472,810)       (570,563)
Minority Interest in Loss of Combined
Project Partnership                                    263             217
                                              ------------    ------------
Net Loss                                       $  (710,521)    $  (792,149)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (703,416)    $  (784,228)
 General Partners                                   (7,105)         (7,921)
                                              ------------    ------------
                                               $  (710,521)    $  (792,149)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (27.51)    $    (30.67)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



                    See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                  COMBINED STATEMENTS OF PARTNERS' EQUITY
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  5,010,872    $  (175,637)    $  4,835,235

Net Loss                           (784,228)        (7,921)        (792,149)
                              -------------    ------------   -------------

Balance at September 30,1997   $  4,226,644    $  (183,558)    $  4,043,086
                              =============    ============   =============



Balance at March 31, 1998      $  3,755,162    $  (188,321)    $  3,566,841

Net Loss                           (703,416)        (7,105)        (710,521)
                              -------------    ------------   -------------

Balance at September 30,1998   $  3,051,746    $  (195,426)    $  2,856,320
                              =============    ============   =============


              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                   1998           1997
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (710,521)  $  (792,149)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       13,326        15,070
   Depreciation                                       25,940        18,090
   Accreted Interest Income on Investments in
   Securities                                        (89,952)      (97,308)
   Equity in Losses of Project Partnerships          472,810       570,563
   Interest Income from Redemption in
   Securities                                         31,974        25,091
   Minority Interest in Losses of Combined PP           (263)         (217)
   Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable         14,391           188
   Decrease in Prepaid Insurance                         (89)          284
   Increase (Decrease) in Accounts Payable              (500)        8,044
   Decrease in Accrued Management Fees               (21,900)       (5,177)
   Decrease in Replacement Reserves                   16,621        12,854
   Decrease in Security Deposits                         424           581
   Increase in Payable to General Partners           (64,796)      (61,749)
                                                 -----------  ------------
     Net Cash Used in Operating Activities          (312,535)     (305,835)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              73,026        74,909
  Distributions Received from Project
  Partnerships                                        71,986        43,086
  Purchase of Equipment                               (8,561)      (13,206)
                                                 -----------  ------------
     Net Cash Provided by
     Investing Activities                            136,451       104,789
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (176,084)     (201,046)

Cash and Cash Equivalents at Beginning of Year       545,367       445,969
                                                 -----------   -----------
Cash and Cash Equivalents at End of Year          $  369,283    $  244,923
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $        0     $   4,200
                                                 ===========     =========

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1998

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 1998. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Reclassifications

    For comparability, the 1997 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1998 Balance Sheet includes Investments in Securities equal to $2,151,896 ($388,946 and $1,762,950). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $1,022,771. The estimated market value at September 30, 1998 of these debt securities is $2,407,406 resulting in a gross unrealized gain of $255,510.

  As of September 30, 1998, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  388,946
   After 1 year through 5 years                    1,432,680
   After 5 years through 10 years                    330,270
                                                  ----------
   Total Amount Carried on Balance Sheet          $2,151,896
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1998              1997
                                      ---------          --------
Asset Management Fee                   $249,856          $250,540
General and Administrative Expenses      16,855            15,713

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at September 30, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       448,741        956,068
Furniture and Appliances                54,167        33,478         20,689
                                     ---------     ---------      ---------
Net Book Value                      $1,505,976     $ 482,219     $1,023,757
                                     =========     =========      =========

 A summary of the rental property is as follows at September 30, 1997:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                 $  32,000     $       0     $   32,000
Buildings                              945,188       267,389        677,799
Furniture and Appliances                18,914        18,914              0
                                     ---------     ---------      ---------
Net Book Value                       $ 996,102     $ 286,303     $  709,799
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
                ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1998, the Partnership owned a 99% limited partner ownership interest in 80 Project Partnerships, excluding the Combined Entities at March 31, 1998, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership Agreement. Upon dissolution proceeds will be distributed according to each Partnership Agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities:

                                             SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                               (15,971,108)    (15,498,298)

Cumulative distributions received from
Project Partnerships                              (591,421)       (519,435)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                        1,419,478       1,964,274

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                 (549,573)       (536,247)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,124,620     $ 3,682,742
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,002,921 for the period ended September 30, 1998 and cumulative suspended losses of $4,362,697 for the year ended March 31, 1998 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:
                                                1998             1997
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,287,981     $ 8,840,620
  Investment properties, net                    80,857,248      84,463,973
  Other assets                                     264,779         290,433
                                              ------------    ------------
    Total assets                               $90,410,008     $93,595,026
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,852,411       2,844,391
  Long-term debt                                92,471,518      93,162,682
                                              ------------    ------------
    Total liabilities                           95,323,929      96,007,073
                                              ------------    ------------
Partners' equity
  Limited Partner                               (3,713,993)     (1,386,050)
  General Partners                              (1,199,928)     (1,025,997)
                                              ------------    ------------
    Total Partners' equity                      (4,913,921)     (2,412,047)
                                              ------------    ------------
    Total liabilities and partners' equity     $90,410,008     $93,595,026
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 5,925,915     $ 5,886,218
Expenses:                                     ------------    ------------
  Operating expenses                             3,723,707       3,738,967
  Interest expense                               1,536,630       1,591,430
  Depreciation and amortization                  1,789,855       1,810,170
                                              ------------    ------------
    Total expenses                               7,050,192       7,140,567

      Net loss                                 $(1,124,277)    $(1,254,349)
                                              ============    ============

Other partners' share of net loss              $   (11,243)    $   (12,543)
                                              ============    ============
Partnerships' share of net loss                 (1,113,034)     (1,241,806)
Suspended losses                                   640,224         671,243
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (472,810)    $  (570,563)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the six and three months ended September 30, 1998 and 1997. Total expense for the six and three months ended September 30, 1998 increased as compared to the six and three months ended September 30, 1997 primarily as a result of combining the operating expenses of Divernon.

  Equity in Losses of Project Partnerships for the six months ended September 30, 1998 decreased from $570,563 for the six months ended September 30, 1997 to $472,810 primarily as a result of not including losses of $640,224 in 1998 as compared to $671,243 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero and excluding the losses of Divernon in 1998. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $710,521 for the six months ended September 30, 1998. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $312,535. The net cash provided by investing activities was $136,451 consisting of $71,986 in cash distributions received from Project Partnerships and $73,026 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 1998, Gateway had $369,283 of short term investments  (Cash  and Cash Equivalents).  It also had  $2,151,896  in  Zero
Coupon Treasuries with maturities providing $292,000 in fiscal year 1999 increasing to $521,000 in the year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date:  November 18, 1998   By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  November 18, 1998   By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer