Form 10-Q
period 1998-12-31
GATEWAY TAX CREDIT FUND LTD
filed 1999-02-11
CIK 824605

GTWY

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 1998

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

Registrant's Telephone Number, Including Area Code: (727)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES     X         NO

                                                Number of Units
      Title of Each Class                       December 31, 1998
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
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                            December 31,      March 31,
                                                1998            1998
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   332,385     $   545,367
 Accounts Receivable                                 9,931           4,553
 Investments in Securities                         397,040         374,098
 Prepaid Insurance                                      10              74
 Tenant Security Deposits                            7,131           7,014
                                               -----------    ------------
  Total Current Assets                             746,497         931,106
                                               -----------    ------------
 Investments in Securities                       1,800,404       1,792,847
 Investments in Project Partnerships, Net        2,923,037       3,682,742
 Replacement Reserves                                7,464          24,551
 Rental Property at Cost, Net                    1,015,404       1,041,136
                                              ------------    ------------
    Total Assets                               $ 6,492,806    $  7,472,382
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       332,971     $   344,550
 Accounts Payable                                        0             500
 Accrued Real Estate Taxes                          22,572          22,572
 Tenant Security Deposits                            6,000           5,700
 Accrued Management Fees                                 0          21,900
                                              ------------   -------------
  Total Current Liabilities                        361,543         395,222
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,359,446       2,292,674
 Mortgage Notes Payable                          1,233,087       1,233,087
                                              ------------   -------------
  Total Long Term Liabilities                    3,592,533       3,525,761
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (11,189)        (15,442)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units
outstanding at December 31 1998 and
March 31, 1998)                                  2,748,409       3,755,162
 General Partners                                 (198,490)       (188,321)
                                              ------------    ------------
  Total Partners' Equity                         2,549,919       3,566,841
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 6,492,806     $ 7,472,382
                                              ============    ============

              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

                                                1998            1997
                                                ----            ----
Revenue:
 Rental                                        $    30,108     $    12,164
 Interest Subsidy                                        0               0
 Interest Income                                    49,975          52,696
 Miscellaneous                                         913             517
                                               -----------     -----------
  Total Revenues                                    80,996          65,377
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,928         125,270
 General and Administrative:
  General Partner                                    4,895           7,017
  Other                                              5,816           7,516
 Rental Operating Expenses                          26,874          17,624
 Interest                                            9,530           1,400
 Depreciation                                       12,970           9,045
 Amortization                                        6,663           7,535
                                              ------------    ------------
  Total Expense                                $   191,676     $   175,407

Loss Before Equity in Losses of Project
Partnerships                                      (110,680)       (110,030)
Equity in Losses of Project Partnerships          (195,903)       (206,069)
Minority Interest in Loss of Combined
Project Partnership                                    182             153
                                              ------------    ------------
Net Loss                                       $  (306,401)    $  (315,946)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (303,337)    $  (312,787)
 General Partners                                   (3,064)         (3,159)
                                              ------------    ------------
                                               $  (306,401)    $  (315,946)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (11.86)    $    (12.23)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                     COMBINED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

                                                1998            1997
                                                ----            ----
Revenue:
 Rental                                        $    90,949     $    40,713
 Interest Subsidy                                        0               0
 Interest Income                                   152,323         161,785
 Miscellaneous                                       3,204           1,753
                                               -----------     -----------
  Total Revenue                                    246,476         204,251
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              374,784         375,810
 General and Administrative:
  General Partner                                   21,750          22,730
  Other                                             39,427          35,273
 Rental Operating Expenses                          72,370          46,931
 Interest                                           27,900           5,600
 Depreciation                                       38,910          27,135
 Amortization                                       19,989          22,605
                                              ------------    ------------
  Total Expenses                               $   595,130     $   536,084

Loss Before Equity in Losses of Project
Partnerships                                      (348,654)       (331,833)
Equity in Losses of Project Partnerships          (668,713)       (776,632)
Minority Interest in Loss of Combined
Project Partnership                                    445             370
                                              ------------    ------------
Net Loss                                       $(1,016,922)    $(1,108,095)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $(1,006,753)    $(1,097,014)
 General Partners                                  (10,169)        (11,081)
                                              ------------    ------------
                                               $(1,016,922)    $(1,108,095)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (39.38)    $    (42.91)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



                    See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)

                  COMBINED STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  5,010,872    $  (175,637)    $  4,835,235

Net Loss                         (1,097,014)       (11,081)      (1,108,095)
                              -------------    ------------   -------------

Balance at December 31,1997    $  3,913,858    $  (186,718)    $  3,727,140
                              =============    ============   =============



Balance at March 31, 1998      $  3,755,162    $  (188,321)    $  3,566,841

Net Loss                         (1,006,753)       (10,169)      (1,016,922)
                              -------------    ------------   -------------

Balance at December 31,1998    $  2,748,409    $  (198,490)    $  2,549,919
                              =============    ============   =============


              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (Unaudited)
                                                   1998           1997
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $(1,016,922)  $(1,108,095)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       19,989        22,605
   Depreciation                                       38,910        27,135
   Accreted Interest Income on Investments in
   Securities                                       (135,500)     (146,740)
   Equity in Losses of Project Partnerships          668,713       776,632
   Interest Income from Redemption of
   Securities                                         31,975        25,091
   Minority Interest in Losses of Combined PP           (445)         (370)
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable           (680)      (16,812)
   Decrease in Prepaid Insurance                          64           284
   Increase (Decrease) in Accounts Payable              (500)       17,030
   Decrease in Accrued Management Fees               (21,900)       (5,177)
   Increase in Replacement Reserves                   17,087        12,840
   Decrease in Security Deposits                         183           461
   Increase in Payable to General Partners            55,193        67,737
                                                 -----------  ------------
     Net Cash Used in Operating Activities          (343,833)     (327,379)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              73,026        74,909
  Distributions Received from Project
  Partnerships                                        71,003        55,610
  Purchase of Equipment                              (13,178)      (15,750)
                                                 -----------  ------------
     Net Cash Provided by
     Investing Activities                            130,851       114,769
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (212,982)     (212,610)

Cash and Cash Equivalents at Beginning of Year       545,367       445,969
                                                 -----------   -----------
Cash and Cash Equivalents at End of Year          $  332,385    $  233,359
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $        0     $   5,600
                                                 ===========     =========

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                              DECEMBER 31, 1998

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements


   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 1998. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.


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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1998 Balance Sheet includes Investments in Securities equal to $2,197,444 ($397,040 and $1,800,404). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $1,068,317. The estimated market value at December 31, 1998 of these debt securities is $2,407,406 resulting in a gross unrealized gain of $209,962.

  As of December 31, 1998, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  397,040
   After 1 year through 5 years                    1,463,023
   After 5 years through 10 years                    337,381
                                                  ----------
   Total Amount Carried on Balance Sheet          $2,197,444
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1998              1997
                                      ---------          --------
Asset Management Fee                   $374,784          $375,810
General and Administrative Expenses      21,750            22,730


NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       457,521        947,288
Furniture and Appliances                58,784        37,668         21,116
                                     ---------     ---------      ---------
Net Book Value                      $1,510,593     $ 495,189     $1,015,404
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
                                     =========     =========      =========


NOTE 6 - MORTGAGE NOTE PAYABLE

   The mortgage note payable for Sparta is the balance due on the note dated May 10, 1989 in the amount of $829,545. The loan is at a stated interest rate of 9.5% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.4%. At December 31, 1996 the development was in financial trouble and RHS ("Rural Housing Services") had adjusted loan payments to $700 per month for 24 months beginning October 1, 1996 through December 31, 1998. These payments are expected to pay the interest due during this period and no reduction to principal will occur. If the development is in compliance with the terms of the subsidy agreement the monthly payments are expected to be $1,760 beginning October 1, 1998.

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
                ===========
NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1998, the Partnership owned a 99% limited partner ownership interest in 80 Project Partnerships, excluding the Combined Entities at March 31, 1998, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership Agreement. Upon dissolution proceeds will be distributed according to each Partnership Agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities:

                                              DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,008    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,167,012)    (15,498,298)

Cumulative distributions received from
Project Partnerships                               (590,438)       (519,435)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                        1,224,558       1,964,274

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (556,236)       (536,247)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,923,037     $ 3,682,742
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,279,414 for the period ended December 31, 1998 and cumulative suspended losses of $4,362,697 for the year ended March 31, 1998 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                1998             1997
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,368,663     $ 9,142,759
  Investment properties, net                    80,069,803      83,720,144
  Other assets                                     290,904         285,782
                                              ------------    ------------
    Total assets                               $89,729,370     $93,148,685
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,858,869       2,850,214
  Long-term debt                                92,366,142      93,114,402
                                              ------------    ------------
    Total liabilities                           95,225,011      95,964,616
                                              ------------    ------------
Partners' equity
  Limited Partner                               (4,285,016)     (1,051,262)
  General Partners                              (1,210,625)     (1,764,669)
                                              ------------    ------------
    Total Partners' equity                      (5,495,641)     (2,815,931)
                                              ------------    ------------
    Total liabilities and partners' equity     $89,729,370     $93,148,685
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 8,855,887     $ 8,854,331
Expenses:                                     ------------    ------------
  Operating expenses                             5,562,394       5,454,843
  Interest expense                               2,229,436       2,361,709
  Depreciation and amortization                  2,665,502       2,733,021
                                              ------------    ------------
    Total expenses                              10,457,332      10,549,573

      Net loss                                 $(1,601,445)    $(1,695,242)
                                              ============    ============

Other partners' share of net loss              $   (16,014)    $   (16,952)
                                              ============    ============
Partnerships' share of net loss                 (1,585,431)     (1,678,290)
Suspended losses                                   916,717         865,017
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (668,714)    $  (813,273)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, interest income was comparable for the nine and three months ended December 31, 1998 and 1997. Total expense for the nine and three months ended December 31, 1998 increased as compared to the nine and three months ended December 31, 1997 primarily as a result of combining the operating expenses of Divernon.

  Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 decreased from $776,632 for the nine months ended December 31, 1997 to $668,713 primarily as a result of not including losses of $916,717 in 1998 as compared to $865,017 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero and excluding the losses of Divernon in 1998. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $1,016,922 for the nine months ended December 31, 1998. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $343,833. The net cash provided by investing activities was $130,851 consisting of $71,003 in cash distributions received from Project Partnerships and $73,026 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 1998, Gateway had $332,385 of short term investments  (Cash  and Cash Equivalents).  It also had  $2,197,444  in  Zero
Coupon Treasuries with maturities providing $292,000 in fiscal year 1999 increasing to $521,000 in the year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date:  February 10, 1999   By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  February 10, 1999   By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer