Form 10-K
period 1999-03-31
GATEWAY TAX CREDIT FUND LTD
filed 1999-07-14
CIK 824605

GTW1
                           FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                         (FEE REQUIRED)

For the fiscal year ended
  March 31, 1999                Commission file number 0-17711

                      GATEWAY TAX CREDIT FUND, LTD.
       (Exact name of Registrant as specified in its charter)

            Florida                              59-2852555
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

            880 Carillon Parkway, St. Petersburg, Florida  33716
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code      (727) 573-3800

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


                                Number of Record Holders
Title of Class                  as of March 31, 1999

Limited Partnership Interest                 2,104
General Partner Interest                        2

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

  Gateway has invested in 82 Project Partnerships, acquiring a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties. In October, 1996 Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., became the sole general partner of one of the Project Partnerships, Village Apartments of Sparta, Limited Partnership ("Sparta"). In October, 1997, Value Partners became the sole general partner of Village Apartments of Divernon ("Divernon") See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

  The primary sources of funds for the year ended March 31, 1999 were from the maturity of Treasury Notes for $397,000, interest income of $21,146 earned on cash and cash equivalents, and $69,543 in distributions received from Project Partnerships. As of March 31, 1999 Gateway had $688,893 of Cash and Cash Equivalents and $1,947,038 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

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

  Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1999 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

  Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

  Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 12.5% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 1998:

                   LOCATION OF           # OF       DATE    PROPERTY
PARTNERSHIP          PROPERTY           UNITS      ACQUIRED   COST   OCCUP
-----------        -----------           -----    --------  --------  ----
Laynecrest         Medway, OH              48     6/88  $ 1,862,220   100%
Martindale         Union, OH               30     6/88    1,182,145   100%
La Villa Elena     Bernalillo, NM          54     8/88    1,919,287    94%
Rio Abajo          Truth/Conseqnces, NM    42     9/88    1,781,762    93%
Fortville II       Fortville, IN           24    11/88      810,389   100%
Summitville        Summitville, IN         24    11/88      879,994    92%
Suncrest           Yanceyville, NC         40    12/88    2,137,725    98%
Brandywine III     Millsboro, DE           32    12/88    1,305,046   100%
Concord IV         Perryville, MD          32    12/88    1,358,567    97%
Dunbarton Oaks III Georgetown, DE          32    12/88    1,343,681   100%
Federal Manor      Federalsburg, MD        32    12/88    1,457,428   100%
Laurel Apts        Laurel, DE              32    12/88    1,360,055    97%
Mulberry Hill IV   Easton, MD              16    12/88      737,742   100%
Madison            Madison, OH             40    12/88    1,467,368    98%
Hannah's Mill      Thomaston, GA           50    12/88    1,812,786    94%
Longleaf Apts.     Cairo, GA               36    12/88    1,192,947    97%
Sylacauga Garden   Sylacauga, AL           45    12/88    1,607,733   100%
Monroe Family      Monroe, GA              48    12/88    1,788,673    92%
Clayfed Apartments Denver, CO              32    12/88      986,780    97%
Westside Apts.     Denver, CO              52    12/88    1,578,965   100%
Casa Linda         Silver City, NM         41     3/89    1,699,639    93%
Rivermeade         Yorktown, VA            80     3/89    3,046,646    97%
Laurel Woods       Ashland, VA             40     3/89    1,549,636    90%
Keysville          Keysville, VA           24     3/89      914,521   100%
Crosstown          Kalamazoo, MI          201     4/89    6,010,767    96%
Riverside Apts.    Demopolis, AL           40     5/89    1,425,473   100%
Brookshire Apts.   McDonough, GA           46     6/89    1,723,393   100%
Sandridge Apts.    Fernandina Beach, FL    46     6/89    1,632,755    98%
Limestone Estates  Limestone, ME           25     6/89    1,414,221   100%
Eagle's Bay        Beaufort, NC            40     6/89    1,953,694    88%
Teton View         Rigby, ID               40     6/89    1,790,273    98%
Albany             Albany, KY              24     7/89      935,747    96%
Burkesville        Burkesville, KY         24     7/89      913,773    83%
Scotts Hill        Scotts Hill, TN         12     7/89      505,653   100%
Sage               Gallup, NM              44     7/89    1,882,612    98%
Claremont          Cascade, ID             16     8/89      583,522    81%
Middleport         Middleport, NY          25     9/89    1,167,852   100%
Oakwood Apts.      Columbus, NE            24     9/89      976,820   100%
Morgantown         Morgantown, IN          24     9/89      959,783   100%
Ashburn Housing    Ashburn, GA             41     9/89    1,300,760    95%
Cuthbert Elderly   Cuthbert, GA            32     9/89    1,028,295    97%
Sandhill Forest    Melrose, FL             16     9/89      573,562    94%
Oakwood Grove      Crescent City, FL       36     9/89    1,237,886    89%
Hastings Manor     Hastings, FL            24     9/89      864,376    83%
Lakewood Apts.     Norfolk, NE             72     9/89    3,062,425    86%
Robinhood Apts.    Springfield, TN         48     9/89    1,807,982   100%
Skyview Terrace    Springfield, TN         48     9/89    1,504,789    98%
Mabank 1988        Mabank, TX              42     9/89    1,353,810    97%
Buena Vista        Buena Vista, GA         25     9/89      815,627   100%
Woodcroft          Elizabethtown, NC       32     9/89    1,489,965   100%
Spring Creek       Quitman, GA             18    10/89      607,608    92%
Spring Creek       Cherokee, AL            24    11/89      637,653   100%
Milton Elderly     Milton, FL              43    11/89    1,346,208    98%
Winder Apartments  Winder, GA              48    11/89    1,762,725    98%
Hunters Ridge      Killen, AL              40    12/89    1,420,816    93%
Stone Arbor        Madison, NC             40    12/89    1,874,064    98%
Greeneville        Greeneville, TN         40    12/89    1,529,367   100%
Centralia II       Centralia, IL           24    12/89      976,228    92%
Poteau IV          Poteau, OK              32    12/89      716,016    97%
Barling            Barling, AR             48    12/89    1,152,864    96%
Booneville         Booneville, AR          50    12/89    1,682,587    98%
Augusta            Augusta, KS             66    12/89    2,381,719   100%
Meadows            Farmville, VA           40    12/89    1,588,193    95%
Kenly Housing      Kenly, NC               48     2/90    1,671,997    96%
Fairview South     Athens, TX              44     2/90    1,332,133   100%
River Road Apts.   Waggaman, LA            43     2/90    1,478,045    98%
Middlefield        Middlefield, OH         36     3/90    1,331,821   100%
Floresville        Floresvile, TX          40     3/90    1,310,902    90%
Mathis Retirement  Mathis, TX              36     3/90    1,084,390    97%
Sabinal Housing    Sabinal, TX             24     3/90      780,115    96%
Kingsland Housing  Kingsland, TX           34     3/90    1,161,005   100%
Crestwood Villa II Crestline, OH           36     3/90    1,371,933    92%
Poteau Prop. III   Poteau, OK              19     4/90      583,005   100%
Decatur Properties Decatur, AR             24     4/90      969,816    71%
Broken Bow Prop II Broken Bow, OK          46     4/90    1,957,868   100%
Turtle Creek II    Grove, OK               42     4/90    1,558,446    95%
Pleasant Valley    Grangeville, ID         32     4/90    1,449,781   100%
Hartwell Elderly   Hartwell, GA            24     4/90      821,329   100%
Pulaski Village    Pulaski, VA             44     7/90    1,787,356   100%
Southwood Apts.    Jacksonville, TX        40     7/90    1,211,237    90%
                                         -----          ------------
                                        3,098           114,234,777
                                        =====          ============

The average effective rental per unit is $3,608 per year ($301 per month).

The average effective occupancy rate at December 31, 1998 was 95.0%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 1998, 1997 and 1996 is as follows:



                              12/31/98         12/31/97         12/31/96
                              --------         --------         --------
Land                           $  5,097,275    $  5,095,980    $  5,110,980
Land Improvements                 1,701,048       1,152,320       1,610,178
Buildings                       103,153,472     103,525,758     102,790,145
Furniture and Fixtures            4,282,982       4,186,682       4,539,031
                               ------------    ------------    ------------

Properties, at Cost             114,234,777     113,960,740     114,050,334
Less: Accum.Depreciation         34,872,322      31,367,608      27,941,689
                               ------------    ------------    ------------
Properties, Net                $ 79,362,455    $ 82,593,132    $ 86,108,645
                               ============    ============    ============



Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  As of March 31, 1998, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


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
  (b)     Approximate Number of Equity Security Holders:


                                      Number of Record Holders
  Title of Class                      as of March 31, 1999

Limited Partnership Interest                      2,104
General Partner Interest                           2

Item 6.  Selected Financial Data

                 1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues       $ 516,586  $  424,025   $  249,627  $  227,632   $  229,530

Net Loss        (975,308) (1,268,394)  (1,766,212)  (1,507,296)  (2,441,636)
Equity in
Losses of
Project
Partnerships    (610,098)  (905,818)   (1,365,627)  (1,135,565)  (2,088,642)
Total Assets   6,673,086  7,472,382     8,092,005    8,839,600   10,142,829

Investments
In Project
Partnerships   3,040,206  3,682,742     4,562,124    5,935,650    7,195,516
Per Limited
Partnership
Unit: (A)

Tax Credits       138.90     148.90        148.70       148.30       148.20
Portfolio
   Income          17.50      18.30         17.30        17.10        15.90
Passive Loss     (130.40)   (133.00)      (135.00)     (127.80)     (126.00)

Net Loss          (37.77)    (49.12)       (68.39)      (58.37)      (94.55)


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

  As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 1999, 1998 and 1997. Total expense for the year ended March 31, 1998 increased to $791,121 as compared to $651,606 for the year ended March 31, 1997 primarily as a result of combining three months of operating expenses of Divernon. Total expense for the year ended March 31, 1999 increased to $823,413 primarily as a result of combining a full year of operating expenses of Divernon operating expenses.

  Equity in Losses of Project Partnerships for the year ended March 31, 1999 decreased from $905,818 for the year ended March 31, 1998 to $610,098 as a result of not including losses of $1,705,156, as these losses would reduce the investment in certain Project Partnerships below zero. The Equity in Losses of Project Partnerships decreased from $1,365,627 for the year ended March 31, 1997 to $905,818 for the year ended March 31, 1998 as a result of not including losses of $1,540,871, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 1998, December 31, 1997, and December 31, 1996, the Project Partnerships reported depreciation and amortization expense of $3,570,633, $3,617,626, and $3,685,935, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

  Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

  On October 1, 1996 Value Partners, Inc. became the sole general partner of Village Apartments of Sparta Limited Partnership, replacing the former local general partners. Value Partners, Inc. is an affiliate of Raymond
James Tax Credit Funds, Inc., the managing General Partner of Gateway.
Sparta is a 24 unit property located in Sparta, Illinois in which Gateway invested as the sole limited partner on August 1, 1989. High vacancy rates due to the closure of a major area employer and excessive real estate taxes caused Sparta to experience operating cash shortages and deferred maintenance. Effective October 1, 1996, a problems resolution plan was executed between the mortgage lender (USDA-RD) and Sparta. Under the terms of the plan, a new property management company was hired, Gateway agreed to loan Sparta approximately $35,000 in 1996, $11,500 in 1997 and an additional $2,500 in 1998 to pay delinquent real estate taxes and to complete various maintenance requirements and USDA-RD reduced the loan payments for a 24 month period beginning October 1996. As of October 1998 Sparta is again making its full loan payments and as of December 1998 had an occupancy of 96%.

 On  October  1, 1997 Value Partners, Inc. became the sole general  partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate  of  RJ  Credit Partners, Inc., the managing general  partner  of
Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property is experiencing high vacancy rates, at December 1998 the occupancy was 42%. Gateway has agreed to loan Divernon $20,000 to cover the 1998 operating deficit and it is projected to require additional loans from Gateway of approximately $20,000 per year. The general partner is currently drafting a workout plan with USDA-RD.

  There were no cash distributions paid in the fiscal years ended March 31, 1997, 1998, and 1999 and management does not anticipate distributions in the foreseeable future.


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

  The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 1999, Gateway had $661,293 of short term investments (Cash and Cash Equivalents). It also had $1,947,038 in Zero Coupon Treasuries with maturities providing $417,000 in fiscal year 1999 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  For the year ending March 31, 1999, Gateway received $125,516 in cash distributions from the Project Partnerships and it received $397,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $76,817 and the Asset Management Fee actually paid was $310,833.


Item 8.  Financial Statements and Supplementary Data

                  INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 1999 and 1998 and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended March 31, 1999. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund, Ltd. for each of the three years in the period ended March 31, 1999, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total $2,975,533 and $3,545,173 as of March 31, 1999 and 1998, and the equity in their losses total $352,106, $715,504 and $884,023 for the years ended March 31, 1999, 1998 and 1997. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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


                   /s/ Spence Marston, Bunch, Morris & Co.
                       SPENCE, MARSTON, BUNCH, MORRIS & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
Clearwater, Florida
July 6, 1999

PART I - Financial Information
  Item 1.  Financial Statements
                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                    COMBINED BALANCE SHEETS

                                                1999             1998
                                                ----             ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   661,293      $   545,367
 Accounts Receivable                                 5,988            4,553
 Investments in Securities                         393,713          374,098
 Prepaid Insurance                                       0               74
 Tenant Security Deposits                              156            7,014
                                              ------------     ------------
  Total Current Assets                           1,061,150          931,106

 Investments in Securities                       1,553,325        1,792,847
 Investments in Project Partnerships, Net        3,040,206        3,682,742
 Replacement Reserves                               14,692           24,551
 Rental Property at Cost, Net                    1,003,713        1,041,136
                                              ------------     ------------
    Total Assets                              $  6,673,086     $  7,472,382
                                              ============     ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $   334,978      $   344,550
 Accounts Payable                                    2,491              500
 Accrued Real Estate Taxes                          22,691           22,572
 Tenant Security Deposits                            5,400            5,700
 Accrued Management Fees                                 0           21,900
                                             -------------    -------------
  Total Current Liabilities                        365,560          395,222
                                             -------------    -------------
Long-Term Liabilities:
 Payable to General Partners                     2,480,135        2,292,674
 Mortgage Notes Payable                          1,252,123        1,233,087
                                             -------------    -------------
  Total Long Term Liabilities                    3,732,258        3,525,761
                                             -------------    -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,265)         (15,442)
                                              ------------     ------------

Partners' Equity:
 Limited Partners (25,566 units
 outstanding at March 31, 1999 and 1998          2,789,607        3,755,162
 General Partners                                 (198,074)        (188,321)
                                              ------------     ------------
  Total Partners' Equity                         2,591,533        3,566,841
                                              ------------     ------------
    Total Liabilities and Partners'
    Equity                                     $ 6,673,086      $ 7,472,382
                                              ============     ============


              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

               COMBINED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED MARCH 31,

                                       1999         1998          1997
                                       ----         ----          ----
Revenues:
 Rental                              $  116,094    $   66,986    $   14,111
 Interest Subsidy                        82,706        64,337        14,499
 Interest Income                        254,766       212,496       220,055
 Other                                   63,020        80,206           962
                                      ---------     ---------     ---------
  Total Revenues                        516,586       424,025       249,627

Expenses:
 Asset Management Fee-General
 Partner                                498,294       499,712       502,017
 General and Administrative:
  General Partner                        27,713        30,235        25,316
  Other                                  49,104        50,446        55,607
 Rental Operating Expenses               94,459        74,898        14,708
 Interest                               136,477        75,713        16,226
 Depreciation                            54,471        38,887         7,592
 Amortization                            22,101        21,231        30,140
                                      ---------     ---------     ---------
  Total Expenses                        882,619       791,122       651,606

Loss Before Equity in Losses of
Project Partnerships                   (366,033)     (367,097)     (401,979)
Equity in Losses of Project
 Partnerships                          (610,098)     (905,818)   (1,365,627)
Minority Interest in Loss of
Combined Project Partnerships               823         4,521         1,394
                                    -----------   -----------   -----------
Net Loss                            $  (975,308)  $(1,268,394)  $(1,766,212)
                                   ============  ============  ============
Allocation of Net Loss:
 Limited Partners                   $  (965,555)  $(1,255,710)  $(1,748,550)
 General Partners                        (9,753)      (12,684)      (17,662)
                                   ------------  ------------  ------------
                                    $  (975,308)  $(1,268,394)  $(1,766,212)
                                   ============  ============  ============
Net Loss Per Number of Limited
Partnership Units                   $    (37.77)  $    (49.12)  $    (68.39)
Number of Limited Partnership      ============  ============  ============
Units Outstanding                        25,566        25,566        25,566
                                   ============  ============  ============


              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

            COMBINED STATEMENTS OF PARTNERS' EQUITY

       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
                                Limited         Partners
                                Partners       (Deficit)         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  6,759,422    $  (157,975)    $  6,601,447

Net Loss                         (1,748,550)       (17,662)     (1,766,212)
                              -------------     -----------   -------------

Balance at March 31, 1997         5,010,872       (175,637)       4,835,235

Net Loss                         (1,255,710)       (12,684)     (1,268,394)
                              -------------     -----------   -------------

Balance at March 31, 1998         3,755,162       (188,321)       3,566,841

Net Loss                           (965,555)        (9,753)       (975,308)
                              -------------    ------------   -------------

Balance at March 31, 1999      $  2,789,607    $  (198,074)    $  2,591,533
                              =============    ============   =============


      See accompanying notes to financial statements.


                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                COMBINED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                       1999          1998         1997
                                       ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $(975,308)  $(1,268,394) $(1,766,212)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                        (37,105)       21,231       30,140
   Depreciation                         54,471        38,887        7,592
   Distributions Included in Other
   Income                              (55,973)      (77,152)           0
   Accreted Interest Income on
   Investments in Securities          (177,094)     (192,920)    (205,617)
   Equity in Losses of Project
   Partnerships                        610,098       905,818    1,365,627
   Minority Interest in Losses of
   Combined Project Partnerships          (823)       (4,521)      (1,394)
   Interest Income from
   Redemption of Securities            189,196       161,703      135,745
Changes in Operating Assets
and Liabilities:
    Increase (Decrease) in Accrued
    Management Fees                    (21,900)        6,450            0
    (Increase) Decrease in
    Accounts Receivable                 (1,435)         (894)      10,289
    Decrease in Prepaid Insurance           74         1,091        1,083
    Increase (Decrease) in
    Accounts Payable                     1,991           500       (9,897)
    Increase (Decrease) in
    Replacement Reserves                 9,859        12,458      (10,729)
    Increase (Decrease) in
    Security Deposits                    6,558        (1,070)        (220)
    Increase (Decrease) in Accrued
    Real Estate Taxes                      119           610       (2,358)
    Increase in Payable to
    General Partners                   177,890       201,613      197,461
                                    -----------  ------------ ------------
     Net Cash Used in Operating
     Activities                       (219,382)     (194,590)    (248,490)
                                    ----------- ------------  -----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                 125,516       100,935       87,273
  Redemption of Investment in
  Securities                           207,804       213,297      221,255
  Purchase of Equipment                (17,048)      (17,254)           0
                                     -----------  -----------     --------
     Net Cash Provided by
     Investing Activities              316,272       296,978      308,528
                                    -----------    -----------  -----------
Cash Flows from Financing
Activities:
  Principal Payment on Debt             (1,034)         (948)        (329)
  Proceeds from Loan                    20,070             0        5,178
  Repayments to Affiliates                   0        (2,237)     (22,534)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
     In) Financing Activities           19,036        (3,185)     (17,685)
                                    -----------   -----------  -----------
Increase in Cash and Cash
Equivalents                            115,926        99,203       42,353
Cash and Cash Equivalents at
Beginning of Year                      545,367       446,164      403,616
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  661,293    $  545,367   $  445,969
                                    ==========  ===========  ===========

Supplemental Cash Flow Information:

Interest Paid                       $   53,771    $   20,303   $    6,906
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)

                           NOTES TO COMBINED FINANCIAL STATEMENTS

                           March 31, 1999, 1998 AND 1997

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

  Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the period from October 1, 1996 through December 31, 1996 and the years ended December 31, 1997, and 1998 for Sparta and for the period from October 1, 1997 through December 31, 1997 and the year ended December 31, 1998 for Divernon. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

  Basis of Accounting

  Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

  Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Combined Entities, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

  For comparability, the 1998 and 1997 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1999.


NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 1999 Balance Sheet includes Investments in Securities equal to $1,947,038 ($393,713 and $1,553,325). These investments consist of U.
S. Treasury Security Strips at their cost, plus accreted interest income of $952,689. The estimated market value at March 31, 1999 of these debt securities is $2,117,587 resulting in a gross unrealized gain of $170,549.

 As of March 31, 1999, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  393,713
   After 1 year through 5 years                    1,457,787
   After 5 years through 10 years                     95,538
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,947,038
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

 The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1999, 1998 and 1997 were $498,294, $499,712 and $502,017 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1999, 1998 and 1997 were $27,713, $30,235 and $25,316 respectively.

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417 868       475,572        942,296
Furniture and Appliances                49 595        35,178         14,417
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 510,750     $1,003,713
                                    ==========     =========      =========

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
                                     =========     =========      =========


NOTE 6 - MORTGAGE NOTE PAYABLE

  The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 1998 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/99         $  3,548
  12/31/00            3,631
  12/31/01            3,716
  12/31/02            3,804
  12/31/03            3,893
  Thereafter        824,375
                -----------
  Total            $842,967
                ===========

  The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 1998 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.
  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/99         $    992
  12/31/00            1,015
  12/31/01            1,039
  12/31/02            1,064
  12/31/03            1,089
  Thereafter        403,957
                -----------
  Total            $409,156
                ===========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
                                   1999           1998            1997
                                   ----           ----            ----
Net Loss per Financial
Statements                      $  (975,308)   $(1,268,394)    $(1,766,212)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement purposes       (341,029)      (293,716)       (417,417)

Losses suspended for
financial reporting purposes     (1,705,156)    (1,540,871)     (1,081,456)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (17,579)       (78,739)         21,703

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              188,577        191,863         196,393
  Amortization Expense               18,615         25,774          11,468
  Miscellaneous Income              (77,152)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(2,909,032)   $(2,964,083)    $(3,035,521)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $ 3,587,428    $ 3,847,765     $ 3,842,287
                                 ===========    ===========    ============

The Partnership's Investment in Project Partnerships is approximately $10,275,000 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 1999:

                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,108,396)    (15,498,298)

Cumulative distributions received from
Project Partnerships                               (588,978)       (519,435)
                                              -------------   -------------
Investment in Project Partnerships before
Adjustments                                       1,284,633       1,964,274

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
 fees and expenses                                 (499,142)       (536,247)
                                               ------------    ------------

Investments in Project Partnerships            $  3,040,206    $  3,682,742
                                              =============   =============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,067,853 for the period ended March 31, 1999 and cumulative suspended losses of $4,362,697 for the year ended March 31, 1998 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($5,010,961) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $1,284,633 primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):
   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                       1998         1997          1996
                                       ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 9,270,553   $ 8,785,648   $ 8,640,544
  Investment properties, net         79,362,455    82,593,132    86,108,645
  Other assets                          178,232       231,981       270,537
                                   ------------  ------------  ------------
    Total assets                    $88,811,240   $91,610,761   $95,019,726
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $ 2,914,481   $ 2,826,740   $ 2,879,571
  Long-term debt                     92,201,499    92,538,821    93,255,821
                                   ------------  ------------  ------------
    Total liabilities                95,115,980    95,365,561    96,135,392
                                   ------------  ------------  ------------
Partners' equity
  Gateway                            (5,010,961)   (2,619,695)     (101,396)
  General Partners                   (1,293,779)   (1,135,105)   (1,014,270)
                                   ------------  ------------  ------------
    Total Partners' equity           (6,304,740)   (3,754,800)   (1,115,666)
                                   ------------  ------------  ------------
    Total liabilities and
partners' equity                    $88,811,240   $91,610,761   $95,019,726
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $16,856,180   $16,674,859   $16,964,448
Expenses:                          ------------  ------------  ------------
  Operating expenses                  7,698,023     7,582,952     7,365,924
  Interest expense                    7,926,164     7,946,394     8,388,303
  Depreciation and amortization       3,570,633     3,617,626     3,685,935
                                   ------------  ------------  ------------
    Total expenses                   19,194,820    19,146,972    19,440,161
                                   ------------  ------------  ------------
      Net loss                      $(2,338,640)  $(2,472,113)  $(2,475,713)
                                   ============  ============  ============

Other partners' share of net loss   $   (23,387)  $   (25,424)  $   (28,630)
                                   ============  ============  ============
Partnerships' share of net loss     $(2,315,253)  $(2,446,689)  $(2,447,083)
Suspended losses                      1,705,156     1,540,871     1,081,456
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (610,097)  $  (905,818)  $(1,365,627)
                                   ============  ============  ============

As of December 31, 1998, the largest Project Partnership constituted 6.7% and 7.3% of the combined total assets and combined total revenues. As of December 31,1997, the largest Project Partnership constituted 6.6% and 7.4% of the combined total assets and combined total revenues.


Schoonover Boyer Gettman & Associates
110 Northwoods Blvd. Suite 200
Worthington, OH 43235
PHONE:  614-888-8000
FAX:  614-888-8634

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan limited partnership)
Kalamazoo, MI

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership (A Michigan limited partnership), as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schoonover Boyer Gettman & Associates
Certified Public Accountants

January 22, 1999

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
FAX: 303-683-8009

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Clayfed Apartments, Ltd.
(a Colorado limited partnership)
Denver, CO

We have audited the accompanying balance sheet of Clayfed Apartments, HUD Project No. C099-K094-007 (a Colorado limited partnership), as of December 31, 1998 and the related statements of income, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, HUD Project No. C099-K094-007, at December 31, 1998 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, we have also issued a report dated February 26, 1999 on our consideration of the Clayfed Apartments internal control structure, a report dated February 26, 1999 on its compliance with laws and regulations, and reports dated February 26, 1999 on its compliance with major HUD program requirements, and specific requirements applicable to Affirmtive Fair Housing requirements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 to 14 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Clayfed Apartments, HUD Project No. C099-K094-007. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Donald W. Prosser, P.C.
Certified Public Accountant

Denver, Colorado
February 26, 1999

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
FAX: 303-683-8009

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Westside Apartments, Ltd.
(a Colorado limited partnership)
Denver, CO

We have audited the accompanying balance sheet of Westside Apartments, Ltd., HUD Project No. C099-K001-004 (a Colorado limited partnership), as of December 31, 1998 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd., HUD Project No. C099-K001-004, at December 31, 1998 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, we have also issued a report dated February 22, 1999 on our consideration of the Westside Apartments, Ltd. internal control structure, a report dated February 22, 1999 on its compliance with laws and regulations, reports dated February 22, 1999 on its compliance with major HUD program requirements, and specific requirements applicable to Affirmative Fair Housing requirements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 to 14 is presented for purposes of additional analysis which is not a required part of the basic financial statements of Westside Apartments, Ltd., HUD Project No. C099-K001-004. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Prosser, P.C.
Certified Public Accountant

Denver, Colorado
February 22, 1999

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1998


Fentress, Dunbar & Brown
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Madison, Ltd.
DBA Madison Woods Apartments
Hudson, OH

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-093-341595553, as of December 31, 1998 and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Madison, Ltd. as of December 31, 1997, were audited by other auditors whose report dated February 4, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-093-341595553, at December 31, 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1999, on our consideration of Madison, Ltd.'s internal control and a report dated January 12, 1999, on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress, Dunbar & Brown, CPA's, LLC
Certified Public Accountants
Worthington,  Ohio

January 12,  1999

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus,  Ohio

February 4, 1998

Fentress, Dunbar & Brown
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Middlefield, Limited
DBA Lakeview Village II
Hudson, OH

We have audited the accompanying balance sheet of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial Statements of Middlefield, Limited as of December 31, 1997, were audited by other auditors whose report dated February 4, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture,
Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited. DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1999, on our consideration of Middlefield, Limited's internal control and a report dated January 12, 1999 on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress, Dunbar & Brown, CPA's, LLC
Certified Public Accountants
Worthington,  Ohio

January 12, 1999

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Ashburn Housing Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/  Henderson &Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson &Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Buena Vista Housing, Ltd.
Valdosta, GA

We  have  audited the accompanying balance sheets of Buena  Vista  Housing,
Ltd. (A Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Buena Vista Housing Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/  Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1830589, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786726, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

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


/s/ Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Habif, Arogeti & Wynne, P.C.
1073 W. Peachtree Street, N.E.
Atlanta, GA  30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Milton Elderly Housing, Ltd.


We have audited the accompanying balance sheet of MILTON ELDERLY HOUSING, LTD. (a limited partnership), Project No. 59-2911560, as of December 31, 1998, and the related statements of income, changes in partners' equity
(deficit),  and  cash  flows  for  the year  then  ended.  These  financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MILTON ELDERLY HOUSING, LTD., as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD. (a limited partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of MILTON ELDERLY HOUSING, LTD.'s (a limited partnership) internal control and a report dated February 8, 1999 on its compliance with laws and regulations.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, GA

February 8, 1999

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Winder Apartments, Ltd.
Valdosta, GA

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Winder Apartments, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, AL

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

February 23, 1999

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA   70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
RIVER ROAD APARTMENTS LIMITED


We have audited the accompanying balance sheets of RIVER ROAD APARTMENTS LIMITED, RHS PROJECT NO. 22-026-721099603 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS LIMITED, as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of RIVER ROAD APARTMENTS LIMITED's internal control and a report dated February 8, 1999 on its compliance with laws and regulations applicable to the financial statements..


/s/ Pailet, Meunier and Le Blanc, L.L.P.
Certified Public Accountants

Metairie, LA
February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sun Valley Apartments, A Division of Augusta Properties
(A Limited Partnership)
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES (A LIMITED PARTNERSHIP) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Booneville Properties, A Limited Partnership
D/B/A Lani-K Apartments
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Barling Properties, A Limited Partnership
D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties IV, A Limited Partnership
D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Turtle Creek Properties Phase II, A Limited Partnership
D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Broken Bow Properties II, A Limited Partnership
D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 8, 1999

LaFollette, Jansa, Brandt & Co. LLP
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Development Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1999, on our consideration of internal controls.


/s/ LaFollette, Jansa, Brandt & Co. LLP
Certified Public Accountants & Consultants

Sioux Falls,  South Dakota
January 27, 1999

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

January 20, 1998

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA  31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monroe Family, Ltd.
Valdosta, Georgia


We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership),
Federal ID No. 58-1768407, as of December 31, 1998, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Monroe Family Ltd, as of December 31, 1998, were audited by other auditors whose report dated January 20, 1998, expressed an unqualified opinion of those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd., RHS Project No.: 11-047-581768407. as of December 31, 1997 and 1996, and
the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February, 2 1999, on our consideration of Monroe Family, Ltd.'s internal control structure and a report dated February 2, 19999 on its compliance with 2laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

February 2, 1999

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brandywine III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Brandywine III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 22, 1999

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Concord IV Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Concord IV Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 22,  1999

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dunbarton Oaks III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Dunbarton Oaks III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 22, 1999

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners,
Federal Manor III Limited Partnership
Bethesda,  Maryland

We have audited the accompanying balance sheets of Federal Manor III Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999, on our consideration of Federal Manor III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 22, 1999

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Laurel Apartments Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Laurel Apartments Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 22, 1999

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 15, 1999, on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 15, 1999

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

February 6, 1998

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro,  NC  27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheet of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The financial statements of Kenly Housing Associates as of December 31, 1997, were audited by other auditors whose report daated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

Greensboro, North Carolina
February 5, 1999

Duggan, Joiner, Birkenmeyer, Stafford & Furman,  P.A.
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 1998 and 1997, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 1999 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 15 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 16, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.



/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants

January 15, 1999

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 1998 and 1997, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 1999 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 16 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 17, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.




/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

January 15, 1999

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates (A Virginia Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999, on our consideration of the Partnership's internal controls and a report dated February 5, 1999, on its compliance with laws and regulations.

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

February 5, 1999
Carmel,  Indiana

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel,  IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates (a Virginia Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999, on our consideration of the Partnership's internal controls and a report dated February 5, 1999, on its compliance with laws and regulations.

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

Carmel, Indiana
February 5, 1999

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel,  IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Rivermeade Associates
A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (a Virginia Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999, on our consideration of the Partnership's internal controls and a report dated February 5, 1999, on its compliance with laws and regulations.

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

February 5, 1999
Carmel,  Indiana

Thomas C. Cunningham, CPA  PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Greeneville Limited
Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA  P.C.
Bristol, Virginia

March 10, 1999

Thomas C. Cunningham, CPA  PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Pulaski Village Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA  P.C.
Bristol, Virginia

March 10, 1999

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Kingsland Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1999, on our consideration of the internal control structure of Kingsland Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 13, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 13, 1999

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mathis Retirement Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1999, on our consideration of the internal control structure of Mathis Retirement, Ltd.-(A Texas Limited Partnership) and a report dated January 14, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 14, 1999

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Floresville Housing , Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture,
Farmers Home Administration Audit Program, as issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of the internal control structure of Floresville Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 15, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants

January 15, 1999

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


/s/ Leavitt, Christensen & Co.

February 11, 1998

Simmons and Clubb
410 S. Orchard, Suite 156
Boise,  ID  83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Teton View Limited Partnership
Boise, Idaho


We have audited the accompanying balance sheet of Teton View Limited Partnership, as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Teton View Limited Partnership as of December 31, 1997, were audited by other auditors and whose report dated February 11, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1999, on our consideration of Teton View Limited Partnership's internal controls and compliance with laws and regulations.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.


/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 2, 1999

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


/s/ Leavitt, Christensen & Co.

February 10, 1998

Simmons and Clubb
410 S. Orchard, Suite 156
Boise,  ID  83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheet of Pleasant Valley Housing Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Pleasant Valley Housing Limited Partnership as of December 31, 1997, were audited by other auditors and whose report dated February 11, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1999, on our consideration of Pleasant Valley Housing Limited Partnership's internal controls and compliance with laws and regulations.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income tax housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise,  Idaho
February 2, 1999

Dixon Odom  PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 1, 1999 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Dixon Odom PLLC
Certified Public Accountants and Consultants

February 1, 1999

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 1999 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/ Dixon Odom PLLC
Certified Public Accountants and Consultants

February 2, 1999

Bernard Robinson & Co., L.L.P.
P. O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Suncrest Limited Partnership (a North Carolina limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 1999 on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Bernard Robinson & Co., L.L.P.
Certified Public Accountants

Greensboro, North Carolina
January 18, 1999


Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 1, 1999 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/ Dixon Odom PLLC
Certified Public Accountants and Consultants

February 1, 1999

Brockway, Gersbach & Neimeier, P.C.
P.O. Box 4083
Temple, TX   76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership), as of December 31, 1998 and 1997, and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 1999 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 1998, and the other Supplemental Data Required by the Rural Housing and Community Development Services, are presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Neimeier, P.C.
Certified Public Accountants

February 10,  1999

Brannan, Bagwell and Mercer, P.C.
Amsouth Center, Suite 804 - 200 Clinton Avenue
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hunters Ridge, Ltd.

We have audited the accompanying balance sheet of Hunters Ridge, Ltd., (a limited partnership) as of December 31, 1998and 1997, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Ridge, Ltd. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated March 1, 1999 on our consideration of Hunter's Ridge Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Brannan, Bagwell and Mercer, P.C.
Certified Public Accountants

March 1, 1999

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

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

February 6, 1999
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
La Villa Elena Ltd.. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena Ltd. Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena LTD.
Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of La Villa Elena Ltd. Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

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

February 6, 1999
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 1998and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

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

February 6, 1999
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited
Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Sage Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

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

February 6, 1999
Big Spring, Texas

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Laynecrest Associates Limited Partnership

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership, RDS Case No. 41-092-311254109 as of December 31, 1998 and 1997, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership at December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated February 17, 1999, on our consideration of Laynecrest Associates Limited Partnership's internal controls and a report dated February 17, 1999 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co. LLC
Independent Certified Public Accountants

February 17, 1999
Lead Auditor: Philip J. Lechner, Jr. , CPA
Firm ID # 31-1613938

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Martindale Limited Partnership

We have audited the accompanying balance sheets of Martindale Limited Partnership, RDS Case No. 41-092-311153919, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Economic & Community Development Services "Audit Program". Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1999 on our consideration of Martindale Limited Partnership's internal controls and a report dated February 17, 1999 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co., LLC
Independent Certified Public Accountants

February 17, 1999

Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Robinhood Apartments, Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 1999, on our consideration of the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 27, 1999

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN  37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 1999, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 27, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL  35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., RHS Project No.: 01-046-630978050 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In  accordance  with Government Auditing Standards, we have also  issued  a report dated February 21, 1999 on our consideration of Riverside Apartments, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 21, 1999

Reznick, Fedder & Silverman
Two Premier Plaza,  5th Floor
5605 Glenridge Drive
Atlanta, GA 30342-1376
PHONE:  404-847-9447
FAX:  404-847-9495

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheets of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 1998 and 1997,
and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612 as of December 31, 1998 and 1997,
and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999, on our consideration of Brookshire Apartments, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statemtns.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants

Atlanta, Georgia
January 28, 1999

Reznick, Fedder & Silverman
Two Premier Plaza,  5th Floor
5605 Glenridge Drive
Atlanta, GA 30342-1376
PHONE:  404-847-9447
FAX:  404-847-9495

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments Ltd., RHS Project No.: 058-17569-49, as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999, on our consideration of Sandridge
Apartments, Ltd.'s internal control and its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants

Atlanta, Georgia
January 28, 1999

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME   04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Limestone Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 1998 and 1997, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester M. Kearney, CPA
Certified Public Accountants

Presque Isle, Maine
February 5, 1999

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


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 23, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheet of LONGLEAF APARTMENTS, LTD. (a limited partnership), Project No.: 10-065-581788240, as of December 31, 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LONGLEAF APARTMENTS, LTD. as of December 31, 1997 were audited by other auditors whose report dated January 23, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. (a limited partnership), Project No.: 10-065-581788240, as of December 31, 1998, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1999 on our consideration of LONGLEAF APARTMENTS, LTD.'s (a limited partnership) internal control and a report dated January 12, 1999 on its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion , is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/sHabif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

January 12, 1999

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


/s/ Larry C. Stemen CPA and Associates
Certified Public Accountants
Columbus,  Ohio

January 16, 1998

Fentress, Dunbar & Brown
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Crestwood Villa 2 Limited Partnership
DBA Applewood Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-341612174, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Crestwood Villa 2 Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-341612174,, at December 31, 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and a report dated January 22, 1999, on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress, Dunbar & Brown, CPAs, LLC
Certified Public Accountants
Worthington,  Ohio
January 22, 1999

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens,  TX   75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, TX  75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 1998 and 1997, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 27, 1999 on our consideration of Fairview South, Ltd.'s internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants.

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

February 27, 1999


Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 1998 and 1997, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 25, 1999 on our consideration of Southwood Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants.

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



/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 25, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas  78759
PHONE   512-338-0044
FAX:512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         --------------------------------------------------
--

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheet of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1998 and 1997 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1999, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 18, 1999, on its compliance with laws and regulations.



Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 18, 1999

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

  Ronald M. Diner, age 55, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College
  (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida
  Council  for  Rural Housing and Development.  Mr. Diner   has  been  a
  speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 43, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 52, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 36, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 1998.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See
Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 1999, 1998 and 1997.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 1999, 1998 and 1997 were $498,294, $499,712 and $502,017 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 1999, 1998 and 1997 were $27,713, $30,235 and $25,316 respectively.

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

b. Reports filed on Form 8-K - NONE

c. Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

Apartment Properties

                                                            Mortgage Loan
Partnership          Location                   # of Units     Balance
-----------          --------                   ----------  -------------

Laynecrest           Medway, OH                         48        1,461,812
Martindale           Union, OH                          30          934,510
La Villa Elena       Bernalillo, NM                     54        1,474,505
Rio Abajo            Truth or Consequences, NM          42        1,395,134
Fortville II         Fortville, IN                      24          674,876
Summitville          Summitville, IN                    24          736,087
Suncrest             Yanceyville, NC                    40        1,475,660
Brandywine III       Millsboro, DE                      32        1,090,578
Concord IV           Perryville, MD                     32        1,086,663
Dunbarton Oaks III   Georgetown, DE                     32        1,115,766
Federal Manor        Federalsburg, MD                   32        1,163,878
Laurel Apts          Laurel, DE                         32        1,131,577
Mulberry Hill IV     Easton, MD                         16          594,474
Madison              Madison, OH                        40        1,187,080
Hannah's Mill        Thomaston, GA                      50        1,471,897
Longleaf Apts.       Cairo, GA                          36          969,505
Sylacauga Garden     Sylacauga, AL                      45        1,416,597
Monroe Family        Monroe, GA                         48        1,465,883
Clayfed Apts.        Denver, CO                         32          996,563
Westside Apts.       Denver, CO                         52        1,613,008
Casa Linda           Silver City, NM                    41        1,379,343
Rivermeade           Yorktown, VA                       80        2,557,160
Laurel Woods         Ashland, VA                        40        1,278,798
Keysville            Keysville, VA                      24          757,251
Crosstown            Kalamazoo, MI                     201        4,614,421
Riverside Apts.      Demopolis, AL                      40        1,160,349
Brookshire Apts.     McDonough, GA                      46        1,395,177
Sandridge Apts.      Fernandina Beach, FL               46        1,319,634
Limestone Estates    Limestone, ME                      25        1,154,769
Eagle's Bay          Beaufort, NC                       40        1,485,180
Teton View           Rigby, ID                          40        1,433,767
Albany               Albany, KY                         24          736,865
Burkesville          Burkesville, KY                    24          738,428
Scotts Hill          Scotts Hill, TN                    12          409,629
Sage                 Gallup, NM                         44        1,477,860
Claremont            Cascade, ID                        16          440,798
Middleport           Middleport, NY                     25          952,094
Oakwood Apts.        Columbus, NE                       24          788,308
Morgantown           Morgantown, IN                     24          790,234
Ashburn Housing      Ashburn, GA                        41        1,058,217
Cuthbert Elderly     Cuthbert, GA                       32          824,095
Sandhill Forest      Melrose, FL                        16          469,033
Oakwood Grove        Crescent City, FL                  36        1,014,583
Hastings Manor       Hastings, FL                       24          701,960
Lakewood Apts.       Norfolk, NE                        72        2,443,137
Robinhood Apts.      Springfield, TN                    48        1,471,018
Skyview Terrace      Springfield, TN                    48        1,339,400
Mabank 1988          Mabank, TX                         42        1,115,030
Buena Vista          Buena Vista, GA                    25          657,102
Woodcroft            Elizabethtown, NC                  32        1,157,523
Spring Creek         Quitman, GA                        18          492,160
Spring Creek         Cherokee, AL                       24          535,013
Milton Elderly       Milton, FL                         43        1,082,866
Winder Apartments    Winder, GA                         48        1,426,179
Hunters Ridge        Killen, AL                         40        1,172,040
Stone Arbor          Madison, NC                        40        1,490,005
Greeneville          Greeneville, TN                    40        1,204,942
Centralia II         Centralia, IL                      24          804,192
Poteau IV            Poteau, OK                         32          597,050
Barling              Barling, AR                        48          922,758
Booneville           Booneville, AR                     50        1,375,987
Augusta              Augusta, KS                        66        1,928,865
Meadows              Farmville, VA                      40        1,334,132
Kenly Housing        Kenly, NC                          48        1,337,598
Fairview South       Athens, TX                         44        1,067,889
River Road Apts.     Waggaman, LA                       43        1,151,954
Middlefield          Middlefield, OH                    36        1,088,431
Floresville          Floresvile, TX                     40        1,042,093
Mathis Retirement    Mathis, TX                         36          875,197
Sabinal Housing      Sabinal, TX                        24          606,947
Kingsland Housing    Kingsland, TX                      34          849,852
Crestwood Villa II   Crestline, OH                      36        1,094,404
Poteau Prop. III     Poteau, OK                         19          464,133
Decatur Properties   Decatur, AR                        24          776,256
Broken Bow Prop II   Broken Bow, OK                     46        1,485,894
Turtle Creek II      Grove, OK                          42        1,245,894
Pleasant Valley      Grangeville, ID                    32        1,152,362
Hartwell Elderly     Hartwell, GA                       24          672,905
Pulaski Village      Pulaski, VA                        44        1,390,666
Southwood Apts.      Jacksonville, TX                   40          955,619
                                                               ------------
                                                                $92,201,499
                                                               ============


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Laynecrest                   310,264           1,533,433             18,523
Martindale                   243,665             928,824              9,656
La Villa Elena               128,000           1,672,703            118,584
Rio Abajo                     88,500           1,610,884             82,378
Fortville II                  25,000             780,355              5,034
Summitville                   30,000             849,511                483
Suncrest                     331,988           1,788,595             17,142
Brandywine III               105,508           1,154,434             45,104
Concord IV                   120,440           1,198,338             39,789
Dunbarton Oaks III           123,135           1,205,530             15,016
Federal Manor                142,632           1,252,927             61,869
Laurel Apts                  144,680           1,156,847             58,528
Mulberry Hill IV              55,379             652,234             30,129
Madison                       60,000           1,378,177             29,191
Hannah's Mill                 60,000           1,754,918            (2,132)
Longleaf Apts.                54,700           1,135,966              2,281
Sylacauga Garden              70,000           1,521,755             15,978
Monroe Family                110,000           1,678,673                  0
Clayfed Apts.                 84,000             876,430             26,350
Westside Apts.               134,701           1,382,850             61,414
Casa Linda                   153,730           1,518,228             27,681
Rivermeade                   240,134           2,661,910            144,602
Laurel Woods                  96,242           1,301,860            151,534
Keysville                     30,000             793,750             90,771
Crosstown                    408,338           5,164,734            437,695
Riverside Apts.               89,250           1,329,102              7,121
Brookshire Apts.             114,500           1,602,613              6,280
Sandridge Apts.              144,000           1,476,180             12,575
Limestone Estates             79,224           1,318,259             16,738
Eagle's Bay                  175,735           1,752,762             25,197
Teton View                    50,218             972,662            767,393
Albany                        49,161             865,007             21,579
Burkesville                   44,697             838,328             30,748
Scotts Hill                   30,000             465,835              9,818
Sage                         196,207           1,616,554             69,851
Claremont                     23,500             505,789             54,233
Middleport                    18,000           1,132,502             17,350
Oakwood Apts.                 96,800             862,439             17,581
Morgantown                    15,000             940,191              4,592
Ashburn Housing               35,000           1,265,760                  0
Cuthbert Elderly              22,550           1,006,889            (1,144)
Sandhill Forest               28,091             544,545                926
Oakwood Grove                 44,712           1,191,986              1,188
Hastings Manor                18,000             839,600              6,776
Lakewood Apts.               207,700           2,754,382            100,343
Robinhood Apts.               50,500           1,752,851              4,631
Skyview Terrace               40,112           1,424,008             40,669
Mabank 1988                   57,200           1,210,248             86,362
Buena Vista                   11,390             804,816              (579)
Woodcroft                     82,500           1,402,798              4,667
Spring Creek                  33,330             575,656            (1,378)
Spring Creek                  20,000             589,739             27,914
Milton Elderly                50,000           1,292,395              3,813
Winder Apartments             73,500           1,692,510            (3,285)
Hunters Ridge                 48,275           1,370,214              2,327
Stone Arbor                   57,280           1,813,230              3,554
Greeneville                   47,258           1,434,138             47,971
Centralia II                  36,450             954,070           (14,292)
Poteau IV                     33,000             683,016                  0
Barling                       62,500           1,049,173             41,191
Booneville                    32,500           1,650,087                  0
Augusta                      101,300           2,280,419                  0
Meadows                      102,342           1,455,858             29,993
Kenly Housing                 25,000           1,588,636             58,361
Fairview South               103,909           1,218,102             10,122
River Road Apts.             138,000           1,340,045                  0
Middlefield                   70,700           1,250,957             10,164
Floresville                   75,524           1,050,346            185,032
Mathis Retirement             37,127           1,041,038              6,225
Sabinal Housing               18,000             752,263              9,852
Kingsland Housing             30,000             894,081            236,924
Crestwood Villa II            54,000           1,317,395                538
Poteau Prop. III              18,350             564,655                  0
Decatur Properties            24,300             945,516                  0
Broken Bow Prop II            70,000           1,887,868                  0
Turtle Creek II               45,000           1,513,446                  0
Pleasant Valley               65,227           1,342,952             41,602
Hartwell Elderly              49,800             771,529                  0
Pulaski Village               75,000           1,650,373             61,983
Southwood Apts.               46,189           1,153,440             11,608
                         -----------        ------------       ------------
                         $ 6,718,944        $103,953,119        $ 3,562,714
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Laynecrest                   324,659           1,537,561          1,862,220
Martindale                   251,096             931,049          1,182,145
La Villa Elena               128,000           1,791,287          1,919,287
Rio Abajo                     89,795           1,691,967          1,781,762
Fortville II                  25,000             785,389            810,389
Summitville                   30,000             849,994            879,994
Suncrest                      80,000           2,057,725          2,137,725
Brandywine III               105,508           1,199,538          1,305,046
Concord IV                   131,161           1,227,406          1,358,567
Dunbarton Oaks III           127,805           1,215,876          1,343,681
Federal Manor                147,692           1,309,736          1,457,428
Laurel Apts                  146,093           1,213,962          1,360,055
Mulberry Hill IV              58,371             679,371            737,742
Madison                       60,000           1,407,368          1,467,368
Hannah's Mill                 60,000           1,752,786          1,812,786
Longleaf Apts.                54,700           1,138,247          1,192,947
Sylacauga Garden              70,000           1,537,733          1,607,733
Monroe Family                110,000           1,678,673          1,788,673
Clayfed Apts.                 84,000             902,780            986,780
Westside Apts.               134,701           1,444,264          1,578,965
Casa Linda                   153,730           1,545,909          1,699,639
Rivermeade                   251,734           2,794,912          3,046,646
Laurel Woods                 106,742           1,442,894          1,549,636
Keysville                     34,534             879,987            914,521
Crosstown                    536,680           5,474,087          6,010,767
Riverside Apts.               93,089           1,332,384          1,425,473
Brookshire Apts.             114,750           1,608,643          1,723,393
Sandridge Apts.              144,000           1,488,755          1,632,755
Limestone Estates             79,224           1,334,997          1,414,221
Eagle's Bay                  181,070           1,772,624          1,953,694
Teton View                    87,187           1,703,086          1,790,273
Albany                        49,161             886,586            935,747
Burkesville                   44,697             869,076            913,773
Scotts Hill                   30,000             475,653            505,653
Sage                         196,207           1,686,405          1,882,612
Claremont                     29,041             554,481            583,522
Middleport                    18,000           1,149,852          1,167,852
Oakwood Apts.                 96,800             880,020            976,820
Morgantown                    15,000             944,783            959,783
Ashburn Housing               35,000           1,265,760          1,300,760
Cuthbert Elderly              22,550           1,005,745          1,028,295
Sandhill Forest               28,091             545,471            573,562
Oakwood Grove                 44,712           1,193,174          1,237,886
Hastings Manor                18,000             846,376            864,376
Lakewood Apts.               242,700           2,819,725          3,062,425
Robinhood Apts.               50,500           1,757,482          1,807,982
Skyview Terrace               40,112           1,464,677          1,504,789
Mabank 1988                   94,031           1,259,779          1,353,810
Buena Vista                   11,390             804,237            815,627
Woodcroft                     82,500           1,407,465          1,489,965
Spring Creek                  33,330             574,278            607,608
Spring Creek                  20,000             617,653            637,653
Milton Elderly                50,000           1,296,208          1,346,208
Winder Apartments             73,500           1,689,225          1,762,725
Hunters Ridge                 48,275           1,372,541          1,420,816
Stone Arbor                   57,280           1,816,784          1,874,064
Greeneville                   47,258           1,482,109          1,529,367
Centralia II                  36,450             939,778            976,228
Poteau IV                     33,000             683,016            716,016
Barling                       62,500           1,090,364          1,152,864
Booneville                    32,500           1,650,087          1,682,587
Augusta                      101,300           2,280,419          2,381,719
Meadows                      105,846           1,482,347          1,588,193
Kenly Housing                 25,000           1,646,997          1,671,997
Fairview South               103,909           1,228,224          1,332,133
River Road Apts.             138,000           1,340,045          1,478,045
Middlefield                   70,700           1,261,121          1,331,821
Floresville                   76,669           1,234,233          1,310,902
Mathis Retirement             37,127           1,047,263          1,084,390
Sabinal Housing               18,000             762,115            780,115
Kingsland Housing             30,000           1,131,005          1,161,005
Crestwood Villa II            54,000           1,317,933          1,371,933
Poteau Prop. III              18,350             564,655            583,005
Decatur Properties            24,300             945,516            969,816
Broken Bow Prop II            70,000           1,887,868          1,957,868
Turtle Creek II               45,000           1,513,446          1,558,446
Pleasant Valley               65,227           1,384,554          1,449,781
Hartwell Elderly              49,800             771,529            821,329
Pulaski Village               75,000           1,712,356          1,787,356
Southwood Apts.               46,189           1,165,048          1,211,237
                         -----------        ------------       ------------
                         $ 6,798,323        $107,436,454       $114,234,777
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Laynecrest                                798,439        5.0  - 27.5
Martindale                                444,932        5.0  - 27.5
La Villa Elena                            465,598        5.0  - 40.0
Rio Abajo                                 425,500        5.0  - 40.0
Fortville II                              303,215        5.0  - 27.5
Summitville                               333,340        5.0  - 27.5
Suncrest                                  440,398        5.0  - 40.0
Brandywine III                            562,823        5.0  - 27.5
Concord IV                                596,055        5.0  - 27.5
Dunbarton Oaks III                        592,558        5.0  - 27.5
Federal Manor                             599,054        5.0  - 27.5
Laurel Apts                               611,339        5.0  - 27.5
Mulberry Hill IV                          308,882        5.0  - 27.5
Madison                                   436,679        5.0  - 33.0
Hannah's Mill                             604,098        5.0  - 30.0
Longleaf Apts.                            402,902        5.0  - 30.0
Sylacauga Garden                          652,226        5.0  - 27.5
Monroe Family                             603,917        5.0  - 27.5
Clayfed Apts.                             362,024        5.0  - 40.0
Westside Apts.                            546,130        5.0  - 40.0
Casa Linda                                377,305        5.0  - 40.0
Rivermeade                              1,099,932        5.0  - 27.5
Laurel Woods                              596,983        5.0  - 27.5
Keysville                                 366,432        5.0  - 27.5
Crosstown                               1,618,176        5.0  - 40.0
Riverside Apts.                           327,278        5.0  - 40.0
Brookshire Apts.                          522,428        5.0  - 30.0
Sandridge Apts.                           511,021        5.0  - 30.0
Limestone Estates                         570,974        5.0  - 27.5
Eagle's Bay                               390,131        5.0  - 50.0
Teton View                                531,873        5.0  - 27.5
Albany                                    291,775        5.0  - 40.0
Burkesville                               281,394        5.0  - 40.0
Scotts Hill                               137,130        5.0  - 40.0
Sage                                      375,187        5.0  - 40.0
Claremont                                 208,336        5.0  - 27.5
Middleport                                259,718        5.0  - 27.5
Oakwood Apts.                             277,025        5.0  - 40.0
Morgantown                                305,753        5.0  - 27.5
Ashburn Housing                           396,252        5.0  - 30.0
Cuthbert Elderly                          317,358        5.0  - 30.0
Sandhill Forest                           151,115        5.0  - 35.0
Oakwood Grove                             338,032        5.0  - 35.0
Hastings Manor                            207,586        5.0  - 40.0
Lakewood Apts.                            941,887        5.0  - 30.0
Robinhood Apts.                           311,425        5.0  - 50.0
Skyview Terrace                           392,118        5.0  - 50.0
Mabank 1988                               379,787        5.0  - 35.0
Buena Vista                               244,179        5.0  - 30.0
Woodcroft                                 294,969        5.0  - 50.0
Spring Creek                              174,678        5.0  - 40.0
Spring Creek                              161,325        5.0  - 30.0
Milton Elderly                            400,166        5.0  - 30.0
Winder Apartments                         540,120        5.0  - 50.0
Hunters Ridge                             306,809        5.0  - 50.0
Stone Arbor                               368,562        5.0  - 50.0
Greeneville                               524,967        5.0  - 27.5
Centralia II                              304,436        5.0  - 27.5
Poteau IV                                 244,872        5.0  - 25.0
Barling                                   406,996        5.0  - 25.0
Booneville                                641,085        5.0  - 25.0
Augusta                                   879,814        5.0  - 25.0
Meadows                                   548,097        5.0  - 27.5
Kenly Housing                             379,121        5.0  - 40.0
Fairview South                            525,852        5.0  - 25.0
River Road Apts.                          303,956        5.0  - 40.0
Middlefield                               350,018        5.0  - 27.5
Floresville                               320,411        5.0  - 50.0
Mathis Retirement                         200,153        5.0  - 50.0
Sabinal Housing                           148,968        5.0  - 50.0
Kingsland Housing                         208,637        5.0  - 50.0
Crestwood Villa II                        381,265        5.0  - 33.0
Poteau Prop. III                          213,321        5.0  - 25.0
Decatur Properties                        343,639        5.0  - 25.0
Broken Bow Prop II                        577,406        5.0  - 25.0
Turtle Creek II                           554,452        5.0  - 25.0
Pleasant Valley                           448,216        5.0  - 27.5
Hartwell Elderly                          241,990        5.0  - 27.5
Pulaski Village                           614,495        5.0  - 27.5
Southwood Apts.                           444,827        5.0  - 25.0
                                      -----------
                                      $34,872,322
                                      ===========


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1997                                              $113,960,740
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                           302,544
  Other                                              0
                                             ---------
                                                                    302,544
 Deductions during period:
  Cost of real estate sold                      28,507
  Other                                              0
                                             ---------
                                                                     28,507
                                                               ------------

Balance at end of period -
December 31, 1998
                                                               $114,234,777
                                                               ============


Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                               $31,367,608
  Adjustment to Prior Year
  Less Accumulated Depreciation of
real estate sold                                                   (28,507)
  Current year expense                                            3,533,221
                                                                -----------
Balance at end of period -
December 31, 1998                                               $34,872,322
                                                                ===========



GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

                         #                                MONTHLY
                          OF                   INTEREST      DEBT      TERM
PARTNERSHIP              UNITS         BALANCE     RATE   SERVICE   (YEARS)
-----------              -----        -------- --------   -------   -------
Laynecrest                  48       1,461,812   10.63%    13,193        50
Martindale                  30         934,510    9.50%     7,591        50
La Villa Elena              54       1,474,505    9.00%    11,397        50
Rio Abajo                   42       1,395,134    9.50%    11,306        50
Fortville II                24         674,876    9.00%     5,214        50
Summitville                 24         736,087    9.00%     5,691        50
Suncrest                    40       1,475,660    9.00%    11,372        50
Brandywine III              32       1,090,578    9.00%     8,429        50
Concord IV                  32       1,086,663    9.50%     8,822        50
Dunbarton Oaks III          32       1,115,766    9.00%     8,270        50
Federal Manor               32       1,163,878    9.00%     8,994        50
Laurel Apts                 32       1,131,577    9.50%     9,191        50
Mulberry Hill IV            16         594,474    9.50%     4,822        50
Madison                     40       1,187,080    9.50%     9,604        50
Hannah's Mill               50       1,471,897    9.50%    11,920        50
Longleaf Apts.              36         969,505    9.50%     7,852        50
Sylacauga Garden            45       1,416,597    9.00%    10,941        50
Monroe Family               48       1,465,883    9.00%    11,294        50
Clayfed Apartments          32         996,563    9.75%     8,985        35
Westside Apts.              52       1,613,008    9.50%    15,673        35
Casa Linda                  41       1,379,343    9.50%    11,167        50
Rivermeade                  80       2,557,160    8.75%    19,753        50
Laurel Woods                40       1,278,798    9.00%     9,677        50
Keysville                   24         757,251    9.50%     6,137        50
Crosstown                  201       4,614,421    7.88%    36,182        30
Riverside Apts.             40       1,160,349    9.25%     8,204        50
Brookshire Apts.            46       1,395,177    8.75%    10,486        50
Sandridge Apts.             46       1,319,634    9.00%    10,071        50
Limestone Estates           25       1,154,769    9.00%     8,910        50
Eagle's Bay                 40       1,485,180    8.75%    11,153        50
Teton View                  40       1,433,767    8.25%    10,261        50
Albany                      24         736,865    9.00%     5,703        50
Burkesville                 24         738,428    9.50%     5,996        50
Scotts Hill                 12         409,629    8.75%     3,073        50
Sage                        44       1,477,860    8.75%    11,087        50
Claremont                   16         440,798    9.75%     3,750        50
Middleport                  25         952,094    8.75%     7,144        50
Oakwood Apts.               24         788,308    9.50%     6,379        50
Morgantown                  24         790,234    9.25%     6,226        50
Ashburn Housing             41       1,058,217    8.75%     7,935        50
Cuthbert Elderly            32         824,095    8.75%     6,189        50
Sandhill Forest             16         469,033    9.00%     3,615        50
Oakwood Grove               36       1,014,583    9.50%     8,215        50
Hastings Manor              24         701,960    9.00%     5,412        50
Lakewood Apts.              72       2,443,137    8.75%    18,332        50
Robinhood Apts.             48       1,471,018    9.75%    11,031        50
Skyview Terrace             48       1,339,400    8.50%     9,866        50
Mabank 1988                 42       1,115,030    8.75%     8,345        50
Buena Vista                 25         657,102    9.25%     5,187        50
Woodcroft                   32       1,157,523    9.00%     8,912        50
Spring Creek                18         492,160    9.00%     4,591        50
Spring Creek                24         535,013   11.50%     5,223        50
Milton Elderly              43       1,082,866    9.25%     8,547        50
Winder Apartments           48       1,426,179    8.75%    10,709        50
Hunters Ridge               40       1,172,040    9.00%     9,032        50
Stone Arbor                 40       1,490,005    9.25%    11,759        50
Greeneville                 40       1,204,942    9.25%     9,511        50
Centralia II                24         804,192    8.75%     6,031        50
Poteau IV                   32         597,050    9.00%     4,777        50
Barling                     48         922,758    9.00%     7,382        50
Booneville                  50       1,375,987    8.25%    10,250        50
Augusta                     66       1,928,865    8.75%    14,465        50
Meadows                     40       1,334,132    8.75%    10,010        50
Kenly Housing               48       1,337,598    8.75%    11,366        50
Fairview South              44       1,067,889    9.50%     8,648        50
River Road Apts.            43       1,151,954    8.75%     9,625        33
Middlefield                 36       1,088,431    9.25%     8,579        50
Floresville                 40       1,042,093    9.50%     8,466        50
Mathis Retirement           36         875,197    9.50%     7,082        50
Sabinal Housing             24         606,947    9.00%     4,674        50
Kingsland Housing           34         849,852    9.00%     6,554        50
Crestwood Villa II          36       1,094,404    9.00%     8,620        50
Poteau Prop. III            19         464,133    9.00%     3,569        50
Decatur Properties          24         776,256    8.75%     5,801        50
Broken Bow Prop II          46       1,485,894    8.75%    11,110        50
Turtle Creek II             42       1,245,894    9.00%     9,818        50
Pleasant Valley             32       1,152,362    8.75%     8,646        50
Hartwell Elderly            24         672,905    8.75%     5,045        50
Pulaski Village             44       1,390,666    9.25%    10,978        50
Southwood Apts.             40         955,619    8.75%     7,175        50
                                  ------------
                                  $ 92,201,499
                                  ============




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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds, Inc.
                           Raymond James Tax Credit Funds, Inc.





Date: July 13, 1999        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: July 13, 1999        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds, Inc.
                                Managing General Partner




Date: July 13, 1999             By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President



Date: July 13, 1999             By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer



Date: July 13, 1999             By:/s/ J.. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director