Form 10-Q
period 1999-06-30
GATEWAY TAX CREDIT FUND LTD
filed 1999-08-10
CIK 824605

GTWY
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1999

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

                           YES     X              NO

                                                Number of Units
      Title of Each Class                       June 30, 1999
Units of Limited Partnership
Interest:  $1,000 per unit                          25,566

                     DOCUMENTS INCORPORATED BY REFERENCE

               Parts I and II, 1998 Form 10-K, filed with the
             Securities and Exchange Commission on July 14, 1999
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements
                       GATEWAY TAX CREDIT FUND, LTD.
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                              June 30,        March 31,
                                                1999            1999
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   699,694     $   661,293
 Accounts Receivable                                 2,435           5,988
 Investments in Securities                         401,806         393,713
 Prepaid Insurance                                     460               0
 Tenant Security Deposits                            9,006             156
                                               -----------    ------------
  Total Current Assets                           1,113,401       1,061,150
                                               -----------    ------------

 Investments in Securities                       1,585,689       1,553,325
 Investments in Project Partnerships, Net        2,831,419       3,040,206
 Replacement Reserves                                9,577          14,692
 Rental Property at Cost, Net                      990,096       1,003,713
                                              ------------    ------------
    Total Assets                               $ 6,530,182    $  6,673,086
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       338,606     $   334,978
 Accounts Payable                                       39           2,491
 Accrued Real Estate Taxes                          22,692          22,691
 Tenant Security Deposits                            6,300           5,400
 Accrued Management Fees                                 0               0
                                              ------------   -------------
  Total Current Liabilities                        367,637         365,560
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,601,704       2,480,135
 Mortgage Notes Payable                          1,252,123       1,252,123
                                              ------------   -------------
  Total Long Term Liabilities                    3,853,827       3,732,258
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,317)        (16,265)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units out-
 standing at June 30 and March 31, 1999)         2,525,774       2,789,607
 General Partners                                 (200,739)       (198,074)
                                              ------------    ------------
  Total Partners' Equity                         2,325,035       2,591,533
                                              ------------    ------------
    Total Liabilities and Partners'
    Equity                                     $ 6,530,182     $ 6,673,086
                                              ============    ============

              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)

                                                1999            1998
                                                ----            ----
Revenues:
 Rental                                        $    28,977     $    30,266
 Interest Subsidy                                        0               0
 Interest Income                                    47,880          51,073
 Miscellaneous                                       1,204           1,286
                                               -----------     -----------
  Total Revenues                                    78,061          82,624
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,573         124,928
 General and Administrative:
  General Partner                                    6,697           6,900
  Other                                             10,244           8,692
 Rental Operating Expenses                          15,732          22,715
 Interest                                            6,128           8,375
 Depreciation                                       13,617          12,970
 Amortization                                        5,525           6,663
                                              ------------    ------------
  Total Expenses                               $   182,516     $   191,243

Loss Before Equity in Losses of Project
Partnerships                                      (104,455)       (108,618)
Equity in Losses of Project Partnerships          (162,095)       (168,238)
Minority Interest in Loss of Combined
Project Partnership                                     52             122
                                              ------------    ------------
Net Loss                                       $  (266,498)    $  (276,734)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (263,833)    $  (273,967)
 General Partners                                   (2,665)         (2,767)
                                              ------------    ------------
                                               $  (266,498)    $  (276,734)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (10.32)    $    (10.72)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   COMBINED STATEMENTS OF PARTNERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)

                                Limited         General
                                Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  3,755,162    $  (188,321)    $  3,566,841

Net Loss                           (273,967)        (2,767)        (276,734)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  3,481,195    $  (191,088)    $  3,290,107
                              =============    ============   =============



Balance at March 31, 1999      $  2,789,607    $  (198,074)    $  2,591,533

Net Loss                           (263,833)        (2,665)        (266,498)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  2,525,774    $  (200,739)    $  2,325,035
                              =============    ============   =============


               See accompanying notes to financial statements.


                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)

                                                   1999           1998
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net       $  (266,498)  $  (276,735)
  Cash Used in Operating Activities:
   Amortization                                        5,525         6,663
   Depreciation                                       13,617        12,970
   Accreted Interest Income on Investments in
   Securities                                        (40,457)      (44,845)
   Equity in Losses of Project Partnerships          162,095       168,238
   Minority Interest in Losses of Combined
   Project Partnerships                                  (52)         (122)
Changes in Operating Assets and Liabilities:
   Increase in Accrued Management Fees                     0       (9,200)
   (Increase) Decrease in Accounts Receivable          3,552         6,631
   Decrease in Prepaid Insurance                        (460)            0
   (Increase) Decrease in Accounts Payable            (2,452)        1,502
   Increase (Decrease) in Replacement Reserves         5,115           (13)
   Decrease in Security Deposits                      (7,949)          376
   Decrease in Accrued Real Estate Taxes                   0             0
   Increase in Payable to General Partners           125,197        11,207
                                                 -----------  ------------
     Net Cash Used in Operating Activities            (2,767)     (123,328)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                        41,168        61,773
  Purchase of Equipment                                    0             0
                                                 -----------  ------------
     Net Cash Provided by Investing
     Activities                                       41,168        61,773
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                           38,401       (61,554)
Cash and Cash Equivalents at Beginning of
Period                                               661,293       545,367
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  699,694    $  483,813
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $    6,128    $       0
                                                 ===========    ==========
               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                                JUNE 30, 1999
NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000 respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 1999. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1999 Balance Sheet includes Investments in Securities equal to $1,987,496 ($401,806 and $1,585,690). These investments consist of U. S.
Treasury Security Strips at their cost, plus accreted interest income of $993,147. The estimated market value at June 30, 1999 of these debt securities is $2,115,757 resulting in a gross unrealized gain of $128,261.

  As of June 30, 1999, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  401,806
   After 1 year through 5 years                    1,585,690
   After 5 years through 10 years                          0
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,987,496
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1999              1998
                                      ---------          --------
Asset Management Fee                   $124,573          $124,928
General and Administrative Expenses       6,697             6,900

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at June 30, 1999:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417,868       488,461        929,407
Furniture and Appliances                49,595        35,906         13,689
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 524,367      $ 990,096
                                     =========     =========      =========

 A summary of the rental property is as follows at June 30, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       437,034        967,775
Furniture and Appliances                45,606        32,265         13,341
                                     ---------     ---------      ---------
Net Book Value                      $1,497,415     $ 469,299     $1,028,116
                                    ==========     =========     ==========

NOTE 6 - MORTGAGE NOTE PAYABLE:

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
                ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 1999:

                                                JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,270,491)    (16,108,396)

Cumulative distributions received from
Project Partnerships                               (630,146)       (588,978)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                        1,081,370       1,284,633

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (504,667)       (499,142)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,831,419     $ 3,040,206
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,599,671 for the period ended June 30, 1999 and cumulative suspended losses of $6,067,853 for the year ended March 31, 1999 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
                                                1999             1998
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,357,872     $ 9,132,569
  Investment properties, net                    78,524,424      81,692,735
  Other assets                                     192,275         221,623
                                              ------------    ------------
    Total assets                               $88,074,571     $91,046,927
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,878,486       2,798,436
  Long-term debt                                92,201,747      92,533,502
                                              ------------    ------------
    Total liabilities                           95,080,233      95,331,938
                                              ------------    ------------
Partners' equity
  Limited Partner                               (5,704,874)     (3,349,766)
  General Partners                              (1,300,788)       (935,245)
                                              ------------    ------------
    Total Partners' equity                      (7,005,662)     (4,285,011)
                                              ------------    ------------
    Total liabilities and partners' equity     $88,074,571     $91,046,927
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 3,057,647     $ 2,953,040
Expenses:
  Operating expenses                             2,021,426       1,843,781
  Interest expense                                 843,983         736,311
  Depreciation and amortization                    893,160         906,236
                                              ------------    ------------
    Total expenses                               3,758,569       3,486,328

      Net loss                                 $  (700,922)    $  (533,288)
                                              ============    ============
Other partners' share of net loss              $    (7,009)    $    (5,333)

Partnerships' share of net loss                   (693,913)       (527,955)
Suspended losses                                   531,818         359,716
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (162,095)    $  (168,239)
                                              ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the three months ended June 30, 1999 and June 30, 1998.

   Equity in Losses of Project Partnerships for the three months ended June 30, 1999 were comparable to the three months ended June 30, 1998. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $266,498 for the three months ended June 30, 1999. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $2,767. The net cash provided by investing activities was $41,168 consisting of cash distributions received from Project Partnerships.

Liquidity and Capital Resources

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 1999, Gateway had $699,694 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,987,495  in  Zero
Coupon Treasuries with maturities providing $417,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By: Raymond James Tax Credit Funds, Inc.





Date: August 10, 1999      By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: August 10, 1999      By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer