Form 10-Q
period 1999-09-30
GATEWAY TAX CREDIT FUND LTD
filed 1999-10-28
CIK 824605

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        September 30, 1999

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

                           YES     X              NO


                                                Number of Units
    Title of Each Class                       September 30, 1999
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
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                           September 30,      March 31,
                                                1999            1999
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   462,182     $   661,293
 Accounts Receivable                                22,160           5,988
 Investments in Securities                         407,551         393,713
 Prepaid Insurance                                     245               0
 Tenant Security Deposits                           13,252             156
                                               -----------    ------------
  Total Current Assets                             905,390       1,061,150
                                               -----------    ------------
 Investments in Securities                       1,509,348       1,553,325
 Investments in Project Partnerships, Net        2,603,951       3,040,206
 Replacement Reserves                               11,045          14,692
 Rental Property at Cost, Net                      976,479       1,003,713
                                              ------------    ------------
    Total Assets                               $ 6,006,213    $  6,673,086
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       340,441     $   334,978
 Accounts Payable                                   18,334           2,491
 Accrued Real Estate Taxes                          22,692          22,691
 Tenant Security Deposits                            6,800           5,400
 Accrued Management Fees                                 0               0
                                              ------------   -------------
  Total Current Liabilities                        388,267         365,560
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,422,952       2,480,135
 Mortgage Notes Payable                          1,252,123       1,252,123
                                              ------------   -------------
  Total Long Term Liabilities                    3,675,075       3,732,258
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,634)        (16,265)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units
 Outstanding at September 30 and
 March 31, 1999)                                 2,163,899       2,789,607
 General Partners                                 (204,394)       (198,074)
                                              ------------    ------------
  Total Partners' Equity                         1,959,505       2,591,533
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 6,006,213     $ 6,673,086
                                              ============    ============

              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)

                                                1999            1998
                                                ----            ----
Revenues:
 Rental                                        $    30,248     $    30,575
 Interest Subsidy                                        0               0
 Interest Income                                    47,105          51,275
 Miscellaneous                                         853           1,005
                                               -----------     -----------
  Total Revenues                                    78,206          82,855
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,573         124,928
 General and Administrative:
  General Partner                                   18,568           9,955
  Other                                             21,267          24,919
 Rental Operating Expenses                          27,085          22,781
 Interest                                           22,193           9,995
 Depreciation                                       13,617          12,970
 Amortization                                        5,525           6,663
                                              ------------    ------------
  Total Expenses                                   232,828         212,211

Loss Before Equity in Losses of Project
Partnerships                                      (154,622)       (129,356)
Equity in Losses of Project Partnerships          (211,225)       (304,572)
Minority Interest in Loss of Combined
Project Partnership                                    317             141
                                              ------------    ------------
Net Loss                                       $  (365,530)    $  (433,787)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (361,875)    $  (429,449)
 General Partners                                   (3,655)         (4,338)
                                              ------------    ------------
                                               $  (365,530)    $  (433,787)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (14.15)    $    (16.80)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)

                                                1999            1998
                                                ----            ----
Revenues:
 Rental                                        $    59,225     $    60,841
 Interest Subsidy                                        0               0
 Interest Income                                    94,985         102,348
 Miscellaneous                                       2,057           2,291
                                               -----------     -----------
  Total Revenues                                   156,267         165,480
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              249,146         249,856
 General and Administrative:
  General Partner                                   25,265          16,855
  Other                                             31,511          33,611
 Rental Operating Expenses                          42,817          45,496
 Interest                                           28,321          18,370
 Depreciation                                       27,234          25,940
 Amortization                                       11,050          13,326
                                              ------------    ------------
  Total Expenses                                   415,344         403,454

Loss Before Equity in Losses of Project
Partnerships                                      (259,077)       (237,974)
Equity in Losses of Project Partnerships          (373,320)       (472,810)
Minority Interest in Loss of Combined
Project Partnership                                    369             263
                                              ------------    ------------
Net Loss                                       $  (632,028)    $  (710,521)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (625,708)    $  (703,416)
 General Partners                                   (6,320)         (7,105)
                                              ------------    ------------
                                               $  (632,028)    $  (710,521)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (24.47)    $    (27.51)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   COMBINED STATEMENTS OF PARTNERS' EQUITY
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                 Limited        General
                                 Partners       Partners         Total
                                ---------       --------         -----


Balance at March 31, 1998       $  3,755,162   $  (188,321)    $  3,566,841

Net Loss                            (703,416)       (7,105)        (710,521)
                               -------------   ------------   -------------

Balance at September 30,1998    $  3,051,746   $  (195,426)    $  2,856,320
                               =============   ============   =============



Balance at March 31, 1999       $  2,789,607   $  (198,074)    $  2,591,533

Net Loss                            (625,708)       (6,320)        (632,028)
                               -------------   ------------   -------------

Balance at September 30,1999    $  2,163,899   $  (204,394)    $  1,959,505
                               =============   ============   =============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
                                                   1999           1998
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (632,028)  $  (710,521)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       11,050        13,326
   Depreciation                                       27,234        25,940
   Accreted Interest Income on Investments in
   Securities                                        (80,860)      (89,952)
   Equity in Losses of Project Partnerships          373,320       472,810
   Interest Income from Redemption in
   Securities                                         39,818        31,974
   Minority Interest in Losses of Combined
   Project Partnerships                                 (369)         (263)
Changes in Operating Assets and Liabilities:
   Increase in Accrued Management Fees                     0       (21,900)
   (Increase) Decrease in Accounts Receivable        (16,172)       14,391
   Decrease in Prepaid Insurance                        (245)          (89)
   Decrease in Accounts Payable                       15,843          (500)
   Increase in Replacement Reserves                    3,647        16,621
   Decrease in Security Deposits                     (11,696)          424
   Decrease in Accrued Real Estate Taxes                   1             0
   Increase in Payable to General Partners           (51,722)      (64,796)
                                                 -----------  ------------
     Net Cash Used in Operating Activities          (322,179)     (312,535)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              71,182        73,026
  Distributions Received from Project
  Partnerships                                        51,886        71,986
  Purchase of Equipment                                    0        (8,561)
                                                 -----------  ------------
     Net Cash Provided by Investing
     Activities                                      123,068       136,451
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (199,111)     (176,084)
Cash and Cash Equivalents at Beginning of
Period                                               661,293       545,367
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  462,182    $  369,283
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $        0     $       0
                                                 ===========    ==========
               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1999
NOTE 1 - ORGANIZATION:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 1999. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1999 Balance Sheet includes Investments in Securities equal to $1,916,898 ($407,551 and $1,509,347). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $993,731. The estimated market value at September 30, 1999 of these debt securities is $2,028,426 resulting in a gross unrealized gain of $111,528.

  As of September 30, 1999, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  407,551
   After 1 year through 5 years                    1,509,348
   After 5 years through 10 years                          0
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,916,899
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1999              1998
                                      ---------          --------
Asset Management Fee                   $249,146          $249,856
General and Administrative Expenses      25,265            16,855

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at September 30, 1999:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417,868       500,325        917,543
Furniture and Appliances                49,595        37,659         11,936
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 537,984      $ 976,479
                                     =========     =========      =========

 A summary of the rental property is as follows at September 30, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       448,741        956,068
Furniture and Appliances                54,167        33,478         20,689
                                     ---------     ---------      ---------
Net Book Value                      $1,505,976     $ 482,219     $1,023,757
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
                ===========


NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 1999:

                                             SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,481,716)    (16,108,396)

Cumulative distributions received from
Project Partnerships                               (640,864)       (588,978)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                          859,427       1,284,633

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (510,192)       (499,142)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,603,951     $ 3,040,206
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $7,298,915 for the period ended September 30, 1999 and cumulative suspended losses of $6,067,853 for the year ended March 31, 1999 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:
                                                1999             1998
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,551,372     $ 9,287,981
  Investment properties, net                    77,678,356      80,857,248
  Other assets                                     190,308         264,779
                                              ------------    ------------
    Total assets                               $87,420,036     $90,410,008
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            3,348,036       2,852,411
  Long-term debt                                92,049,467      92,471,518
                                              ------------    ------------
    Total liabilities                           95,397,503      95,323,929
                                              ------------    ------------
Partners' equity
  Limited Partner                               (6,644,227)     (3,713,993)
  General Partners                              (1,333,240)     (1,199,928)
                                              ------------    ------------
    Total Partners' equity                      (7,977,467)     (4,913,921)
                                              ------------    ------------
    Total liabilities and partners' equity     $87,420,036     $90,410,008
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 5,845,461     $ 5,925,915
Expenses:
  Operating expenses                             4,170,857       3,723,707
  Interest expense                               1,515,035       1,536,630
  Depreciation and amortization                  1,780,157       1,789,855
                                              ------------    ------------
    Total expenses                               7,466,049       7,050,192

      Net loss                                 $(1,620,588)    $(1,124,277)
                                              ============    ============
Other partners' share of net loss              $   (16,206)    $   (11,243)

Partnerships' share of net loss                 (1,604,382)     (1,113,034)
Suspended losses                                 1,231,062         640,224
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (373,320)    $  (472,810)
                                              ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the six and three months ended September 30, 1999 and 1998.

  Equity in Losses of Project Partnerships for the six months ended September 30, 1999 decreased from $472,810 for the six months ended September 30, 1998 to $373,320 as a result of not including losses of $1,231,062 in 1999 as compared to $640,224 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $632,028 for the six months ended September 30, 1999. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $322,179. The net cash provided by investing activities was $123,068 consisting of $51,886 in cash distributions received from Project Patnerships and $71,182 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 1999, Gateway had $462,182 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,916,899  in  Zero
Coupon Treasuries with maturities providing $417,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date: October 28, 1999     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: October 28, 1999     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer