Form 10-Q
period 1999-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2000-02-04
CIK 824605

GTWY
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        December 31, 1999

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

                           YES     X              NO

                                                Number of Units
    Title of Each Class                        December 31, 1999
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
                      (A Florida Limited Partnership)
                          COMBINED BALANCE SHEETS
                                            December 31,      March 31,
                                                1999            1999
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $  450,407     $   661,293
 Accounts Receivable                                15,733           5,988
 Investments in Securities                         416,099         393,713
 Prepaid Insurance                                     245               0
 Tenant Security Deposits                           11,325             156
                                               -----------    ------------
  Total Current Assets                             893,809       1,061,150
                                               -----------    ------------
 Investments in Securities                       1,541,549       1,553,325
 Investments in Project Partnerships, Net        2,500,950       3,040,206
 Replacement Reserves                               12,421          14,692
 Rental Property at Cost, Net                      962,862       1,003,713
                                              ------------    ------------
    Total Assets                               $ 5,911,591    $  6,673,086
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       327,226     $   334,978
 Accounts Payable                                   13,952           2,491
 Accrued Real Estate Taxes                          22,691          22,691
 Tenant Security Deposits                            6,400           5,400
                                              ------------   -------------
  Total Current Liabilities                        370,269         365,560
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,544,735       2,480,135
 Mortgage Notes Payable                          1,252,123       1,252,123
                                              ------------   -------------
  Total Long Term Liabilities                    3,796,858       3,732,258
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,776)        (16,265)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units
 Outstanding at December 31 and
 March 31, 1999)                                 1,967,617       2,789,607
 General Partners                                 (206,377)       (198,074)
                                              ------------    ------------
  Total Partners' Equity                         1,761,240       2,591,533
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 5,911,591     $ 6,673,086
                                              ============    ============

              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)

                                                1999            1998
                                                ----            ----
Revenues:
 Rental                                        $    30,592     $    30,108
 Interest Income                                    47,086          49,975
 Miscellaneous                                       1,071             913
                                               -----------     -----------
  Total Revenues                                    78,749          80,996
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,573         124,928
 General and Administrative:
  General Partner                                    6,507           4,895
  Other                                              5,201           5,816
 Rental Operating Expenses                          20,327          26,874
 Interest                                           12,008           9,530
 Depreciation                                       13,618          12,970
 Amortization                                        5,525           6,663
                                              ------------    ------------
  Total Expenses                               $   187,759     $   191,676

Loss Before Equity in Losses of Project
Partnerships                                      (109,010)       (110,680)
Equity in Losses of Project Partnerships           (89,397)       (195,903)
Minority Interest in Loss of Combined
Project Partnership                                    142             182
                                              ------------    ------------
Net Loss                                      $   (198,265)    $  (306,401)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                             $   (196,282)    $  (303,337)
 General Partners                                   (1,983)         (3,064)
                                              ------------    ------------
                                              $   (198,265)    $  (306,401)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $      (7.68)    $    (11.86)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)

                                                1999            1998
                                                ----            ----
Revenues:
 Rental                                         $   89,817     $    90,949
 Interest Income                                   142,071         152,323
 Miscellaneous                                       3,128           3,204
                                               -----------     -----------
  Total Revenues                                   235,016         246,476
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              373,719         374,784
 General and Administrative:
  General Partner                                   31,772          21,750
  Other                                             36,712          39,427
 Rental Operating Expenses                          63,144          72,370
 Interest                                           40,329          27,900
 Depreciation                                       40,852          38,910
 Amortization                                       16,575          19,989
                                              ------------    ------------
  Total Expenses                               $   603,103     $   595,130

Loss Before Equity in Losses of Project
Partnerships                                      (368,087)       (348,654)
Equity in Losses of Project Partnerships          (462,717)       (668,713)
Minority Interest in Loss of Combined
Project Partnership                                    511             445
                                              ------------    ------------
Net Loss                                      $   (830,293)    $(1,016,922)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                             $   (821,990)    $(1,006,753)
 General Partners                                   (8,303)        (10,169)
                                              ------------    ------------
                                              $   (830,293)    $(1,016,922)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $     (32.15)    $    (39.38)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   COMBINED STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                 Limited        General
                                 Partners       Partners         Total
                                ---------       --------         -----


Balance at March 31, 1998       $  3,755,162   $  (188,321)    $  3,566,841

Net Loss                          (1,006,753)      (10,169)      (1,016,922)
                               -------------   ------------   -------------

Balance at December 31,1998     $  2,748,409   $  (198,490)    $  2,549,919
                               =============   ============   =============



Balance at March 31, 1999       $  2,789,607   $  (198,074)    $  2,591,533

Net Loss                            (821,990)       (8,303)        (830,293)
                               -------------   ------------   -------------

Balance at December 31,1999     $  1,967,617   $  (206,377)    $  1,761,240
                               =============   ============   =============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
                                                   1999           1998
                                                   ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (830,293)  $(1,016,922)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       16,575        19,989
   Depreciation                                       40,852        38,910
   Accreted Interest Income on Investments in
   Securities                                       (121,610)     (135,500)
   Equity in Losses of Project Partnerships          462,717       668,713
   Interest Income from Redemption in
   Securities                                         39,818        31,975
   Minority Interest in Losses of Combined
   Project Partnerships                                 (511)         (445)
Changes in Operating Assets and Liabilities:
   Decrease in Accrued Management Fees                     0       (21,900)
   (Increase) Decrease in Accounts Receivable        (29,746)         (680)
   Decrease in Prepaid Insurance                        (245)           64
   Decrease in Accounts Payable                       11,461          (500)
   Increase in Replacement Reserves                    2,270        17,087
   Decrease in Security Deposits                     (10,169)          183
   Increase in Payable to General Partners            76,848        55,193
                                                 -----------  ------------
     Net Cash Used in Operating Activities          (342,033)     (343,833)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              71,182        73,026
  Distributions Received from Project
  Partnerships                                        59,965        71,003
  Purchase of Equipment                                    0       (13,178)
                                                 -----------  ------------
     Net Cash Provided by (Used in) Investing
     Activities                                      131,147       130,851
                                                 -----------  ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (210,886)     (212,982)
Cash and Cash Equivalents at Beginning of
Period                                               661,293       545,367
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  450,407    $  332,385
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $        0     $       0
                                                 ===========    ==========
               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                              DECEMBER 31, 1999
NOTE 1 - ORGANIZATION:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 1999. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1999 Balance Sheet includes Investments in Securities equal to $1,957,648 ($416,099 and $1,541,549). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $1,034,481. The estimated market value at December 31, 1999 of these debt securities is $2,034,864 resulting in a gross unrealized gain of $77,216.

  As of December 31, 1999, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  416,099
   After 1 year through 5 years                    1,541,549
   After 5 years through 10 years                          0
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,957,648
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                        1999              1998
                                      ---------          --------
Asset Management Fee                   $373,719          $374,784
General and Administrative Expenses      31,772            21,750

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 1999:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417,868       512,989        904,879
Furniture and Appliances                49,595        38,612         10,983
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 551,601      $ 962,862
                                     =========     =========      =========

 A summary of the rental property is as follows at December 31, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,404,809       457,521        947,288
Furniture and Appliances                58,784        37,668         21,116
                                     ---------     ---------      ---------
Net Book Value                      $1,510,593     $ 495,189     $1,015,404
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
                ===========


NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 1999:

                                              DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,006    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,571,112)    (16,108,396)

Cumulative distributions received from
Project Partnerships                               (648,943)       (588,978)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                          761,951       1,284,633

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (515,717)       (499,142)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,500,950     $ 3,040,206
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $7,756,447 for the period ended December 31, 1999 and cumulative suspended losses of $6,067,853 for the year ended March 31, 1999 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                1999             1998
                                                ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,876,129     $ 9,368,663
  Investment properties, net                    76,823,271      80,069,803
  Other assets                                     196,930         290,904
                                              ------------    ------------
    Total assets                               $86,896,330     $89,729,370
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            3,478,678       2,858,869
  Long-term debt                                91,947,571      92,366,142
                                              ------------    ------------
    Total liabilities                           95,426,249      95,225,011
                                              ------------    ------------
Partners' equity
  Limited Partner                               (7,191,155)     (4,285,016)
  General Partners                              (1,338,764)     (1,210,625)
                                              ------------    ------------
    Total Partners' equity                      (8,529,919)     (5,495,641)
                                              ------------    ------------
    Total liabilities and partners' equity     $86,896,330     $89,729,370
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 9,069,452     $ 8,855,887
Expenses:                                     ------------    ------------
  Operating expenses                             6,109,192       5,562,394
  Interest expense                               2,463,059       2,229,436
  Depreciation and amortization                  2,670,242       2,665,502
                                              ------------    ------------
    Total expenses                              11,242,493      10,457,332
                                              ------------    ------------
      Net loss                                 $(2,173,041)    $(1,601,445)
                                              ============    ============
Other partners' share of net loss              $   (21,730)    $   (16,014)
                                              ============    ============
Partnerships' share of net loss                 (2,151,311)     (1,585,431)
Suspended losses                                 1,688,594         916,717
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (462,717)    $  (668,714)
                                              ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the nine and three months ended December 31, 1999 and 1998.

  Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $668,713 for the nine months ended December 31, 1998 to $462,717 as a result of not including losses of $1,688,594 in 1999 as compared to $916,717 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $830,293 for the nine months ended December 31, 1999. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $342,033. The net cash provided by investing activities was $131,147 consisting of $59,965 in cash distributions received from Project Patnerships and $71,182 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 1999, Gateway had $450,407 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,957,648  in  Zero
Coupon Treasuries with maturities providing $417,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date: February 4, 2000     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: February 4, 2000     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer