Form 10-K
period 2000-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2000-07-12
CIK 824605

GTW1

                           FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                         (FEE REQUIRED)

For the fiscal year ended
  March 31, 2000                Commission file number 0-17711

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


                                Number of Record Holders
Title of Class                  as of March 31, 2000

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

  The primary sources of funds for the year ended March 31, 2000 were from the maturity of Treasury Notes for $417,000, interest income of $28,023 earned on cash and cash equivalents, and $32,526 in distributions received from Project Partnerships. As of March 31, 2000 Gateway had $823,494 of Cash and Cash Equivalents and $1,687,737 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

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

  Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2000 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

  Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

  Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 12.5% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 1999:
Item 2 - Properties (continued):



                   LOCATION OF           # OF    DATE      PROPERTY
PARTNERSHIP          PROPERTY            UNITS  ACQUIRED   COST      OCCUP.
-----------        -----------           -----    --------  --------  ----
Laynecrest         Medway, OH               48    6/88    1,862,433    92%
Martindale         Union, OH                30    6/88    1,182,271    90%
La Villa Elena     Bernalillo, NM           54    8/88    1,929,648    93%
Rio Abajo          Truth/Conseqnces, NM     42    9/88    1,776,810    74%
Fortville II       Fortville, IN            24   11/88      810,389    96%
Summitville        Summitville, IN          24   11/88      879,994   100%
Suncrest           Yanceyville, NC          40   12/88    2,137,725   100%
Brandywine III     Millsboro, DE            32   12/88    1,307,163   100%
Concord IV         Perryville, MD           32   12/88    1,361,686    84%
Dunbarton Oaks III Georgetown, DE           32   12/88    1,343,681   100%
Federal Manor      Federalsburg, MD         32   12/88    1,459,626   100%
Laurel Apts        Laurel, DE               32   12/88    1,362,855    94%
Mulberry Hill IV   Easton, MD               16   12/88      737,742   100%
Madison            Madison, OH              40   12/88    1,467,368    98%
Hannah's Mill      Thomaston, GA            50   12/88    1,812,786    98%
Longleaf Apts.     Cairo, GA                36   12/88    1,192,946    97%
Sylacauga Garden   Sylacauga, AL            45   12/88    1,612,304   100%
Monroe Family      Monroe, GA               48   12/88    1,788,673    92%
Clayfed Apartments Denver, CO               32   12/88      992,827   100%
Westside Apts.     Denver, CO               52   12/88    1,594,810    92%
Casa Linda         Silver City, NM          41    3/89    1,719,092    93%
Rivermeade         Yorktown, VA             80    3/89    3,046,646    97%
Laurel Woods       Ashland, VA              40    3/89    1,549,636    95%
Keysville          Keysville, VA            24    3/89      914,521    96%
Crosstown          Kalamazoo, MI           201    4/89    6,019,109    98%
Riverside Apts.    Demopolis, AL            40    5/89    1,427,318   100%
Brookshire Apts.   McDonough, GA            46    6/89    1,739,553    98%
Sandridge Apts.    Fernandina Beach, FL     46    6/89    1,632,755    94%
Limestone Estates  Limestone, ME            25    6/89    1,414,221    96%
Eagle's Bay        Beaufort, NC             40    6/89    1,953,694   100%
Teton View         Rigby, ID                40    6/89    1,790,273    98%
Albany             Albany, KY               24    7/89      935,747    96%
Burkesville        Burkesville, KY          24    7/89      913,773   100%
Scotts Hill        Scotts Hill, TN          12    7/89      505,653   100%
Sage               Gallup, NM               44    7/89    1,902,063    98%
Claremont          Cascade, ID              16    8/89      584,388    94%
Middleport         Middleport, NY           25    9/89    1,167,852   100%
Oakwood Apts.      Columbus, NE             24    9/89    1,000,448   100%
Morgantown         Morgantown, IN           24    9/89      959,783   100%
Ashburn Housing    Ashburn, GA              41    9/89    1,300,760    98%
Cuthbert Elderly   Cuthbert, GA             32    9/89    1,028,295   100%
Sandhill Forest    Melrose, FL              16    9/89      573,562    81%
Oakwood Grove      Crescent City, FL        36    9/89    1,240,722    89%
Hastings Manor     Hastings, FL             24    9/89      864,376    92%
Lakewood Apts.     Norfolk, NE              72    9/89    3,089,758    90%
Robinhood Apts.    Springfield, TN          48    9/89    1,813,011   100%
Skyview Terrace    Springfield, TN          48    9/89    1,510,581    92%
Mabank 1988        Mabank, TX               42    9/89    1,356,519   100%
Buena Vista        Buena Vista, GA          25    9/89      814,227   100%
Woodcroft          Elizabethtown, NC        32    9/89    1,490,939   100%
Spring Creek       Quitman, GA              18   10/89      607,608   100%
Spring Creek       Cherokee, AL             24   11/89      637,653    88%
Milton Elderly     Milton, FL               43   11/89    1,346,208   100%
Winder Apartments  Winder, GA               48   11/89    1,762,725    98%
Hunters Ridge      Killen, AL               40   12/89    1,420,816    98%
Stone Arbor        Madison, NC              40   12/89    1,874,064    98%
Greeneville        Greeneville, TN          40   12/89    1,530,231   100%
Centralia II       Centralia, IL            24   12/89      976,228    88%
Poteau IV          Poteau, OK               32   12/89      716,016    94%
Barling            Barling, AR              48   12/89    1,152,864   100%
Booneville         Booneville, AR           50   12/89    1,682,587    98%
Augusta            Augusta, KS              66   12/89    2,381,719   100%
Meadows            Farmville, VA            40   12/89    1,588,193    98%
Kenly Housing      Kenly, NC                48    2/90    1,684,870    98%
Fairview South     Athens, TX               44    2/90    1,344,188    98%
River Road Apts.   Waggaman, LA             43    2/90    1,478,045    95%
Middlefield        Middlefield, OH          36    3/90    1,334,074    92%
Floresville        Floresvile, TX           40    3/90    1,310,902   100%
Mathis Retirement  Mathis, TX               36    3/90    1,084,390   100%
Sabinal Housing    Sabinal, TX              24    3/90      780,115   100%
Kingsland Housing  Kingsland, TX            34    3/90    1,161,004   100%
Crestwood Villa II Crestline, OH            36    3/90    1,372,370    86%
Poteau Prop. III   Poteau, OK               19    4/90      583,005   100%
Decatur Properties Decatur, AR              24    4/90      969,816   100%
Broken Bow Prop II Broken Bow, OK           46    4/90    1,957,868   100%
Turtle Creek II    Grove, OK                42    4/90    1,558,446    95%
Pleasant Valley    Grangeville, ID          32    4/90    1,460,712    97%
Hartwell Elderly   Hartwell, GA             24    4/90      821,329   100%
Pulaski Village    Pulaski, VA              44    7/90    1,788,959   100%
Southwood Apts.    Jacksonville, TX         40    7/90    1,213,627    98%
                                         -----          -----------
                                         3,098          114,453,644
                                         =====          ===========

The average effective rental per unit is $3,665 per year ($305 per month).

The average effective occupancy rate at December 31, 1999 was 95.0%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 1999, 1999 and 1997 is as follows:



                              12/31/99         12/31/98         12/31/97
                              --------         --------         --------
Land                         $    5,097,275    $  5,097,275    $  5,095,980
Land Improvements                 1,984,638       1,701,048       1,152,320
Buildings                       103,009,053     103,153,472     103,525,758
Furniture and Fixtures            4,362,678       4,282,982       4,186,682
                              -------------    ------------    ------------

Properties, at Cost             114,453,644     114,234,777     113,960,740
Less: Accum.Depreciation         38,866,674      34,872,322      31,367,608
                              -------------    ------------    ------------
Properties, Net               $  75,586,970    $ 79,362,455    $ 82,593,132
                              =============    ============    ============



Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  As of March 31, 2000, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


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
  (b)     Approximate Number of Equity Security Holders:


                                      Number of Record Holders
  Title of Class                      as of March 31, 2000

Limited Partnership Interest                      2,104
General Partner Interest                           2

Item 6.  Selected Financial Data

                 2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues      $  441,466  $ 457,380   $  424,025  $  249,627   $  227,632

Net Loss        (877,394)  (975,308)  (1,268,394) (1,766,212)  (1,507,296)

Equity in
Losses of
Project
Partnerships    (490,163)  (610,098)    (905,818) (1,365,627)  (1,135,565)

Total Assets   5,980,554  6,673,086    7,472,382   8,092,005    8,839,600

Investments
In Project
Partnerships   2,500,833  3,040,206    3,682,742   4,562,124    5,935,650

Per Limited
Partnership
Unit: (A)

Tax Credits       104.10     138.90       148.90      148.70       148.30
Portfolio
   Income          17.20      17.50        18.30       17.30        17.10
Passive Loss     (135.00)   (130.40)     (133.00)    (135.00)     (127.80)
Net Loss          (33.98)    (37.77)      (49.12)     (68.39)      (58.37)


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

  As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 2000, 1999 and 1998. Total expense for the year ended March 31, 1999 increased to $882,619 as compared to $791,122 for the year ended March 31, 1998 primarily as a result of combining a full year of operating expenses of Divernon operating expenses. Total expense for the year ended March 31, 2000 was $829,145, which is comparable to March 31, 1999.

  Equity in Losses of Project Partnerships for the year ended March 31, 2000 decreased from $610,098 for the year ended March 31, 1999 to $490,163 as a result of not including losses of $2,508,247, as these losses would reduce the investment in certain Project Partnerships below zero. The Equity in Losses of Project Partnerships decreased from $905,818 for the year ended March 31, 1998 to $610,098 for the year ended March 31, 1999 as a result of not including losses of $1,705,156, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 1999, December 31, 1998, and December 31, 1997, the Project Partnerships reported depreciation and amortization expense of $4,052,357, $3,570,633, and $3,617,626, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

  Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. In addition, two Project Partnerships in Denver, Colorado have been significantly problematic in 1999 to warrant mentioning below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

  On October 1, 1996 Value Partners, Inc. became the sole general partner of Village Apartments of Sparta Limited Partnership, replacing the former local general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing General Partner of Gateway. Sparta is a 24 unit property located in Sparta, Illinois in which Gateway invested as the sole limited partner on August 1, 1989. High vacancy rates due to the closure of a major area employer and excessive real estate taxes caused Sparta to experience operating cash shortages and deferred maintenance. Effective October 1, 1996, a problems resolution plan was executed between the mortgage lender (RHS) and Sparta. Under the terms of the plan, a new property management company was hired, Gateway agreed to loan Sparta approximately $35,000 in 1996, $11,500 in 1997 and an additional $2,500 in 1998 to pay delinquent real estate taxes and to complete various maintenance requirements. In 1999, Sparta had positive cash flows and no additional loans were needed. RHS reduced the loan payments for a 24 month period beginning October 1996. As of October 1998 Sparta is again making its full loan payments and as of December 1999 had an occupancy of 83%.

 On  October  1, 1997 Value Partners, Inc. became the sole general  partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate  of  RJ  Credit Partners, Inc., the managing general  partner  of
Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's occupancy rate as of December 1999 was 100%. Gateway loaned Divernon $20,000 and $14,000 to cover the operating deficits for 1998 and 1999 respectively. It is projected to require additional loans from Gateway of approximately $20,000 per year. As of June 30, 1999, an updated workout plan with the FmHA was implemented.

  Two Project Partnerships located in Denver, Colorado with the same general partner experienced cash shortages from operations in 1999 due to increasing maintenance needs. Both projects are 13 years old. The general partner is unable to obtain rent increases since the project's rents are more than market rent for the area. The general partner is considering refinancing the properties through HUD, where basic rents will remain unchanged, but the debt payment will be lower. Management does not expect any materially adverse effects to Gateway from the two Project Partnerships.

  There were no cash distributions paid in the fiscal years ended March 31, 1998, 1999, and 2000 and management does not anticipate distributions in the foreseeable future.


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

  The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 2000, Gateway had $823,494 of short term investments (Cash and Cash Equivalents). It also had $1,687,737 in Zero Coupon Treasuries with maturities providing $439,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  For the year ending March 31, 2000, Gateway received $107,675 in cash distributions from the Project Partnerships and it received $417,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $90,368 and the Asset Management Fee actually paid was $313,075.


Item 8.  Financial Statements and Supplementary Data


                      INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2000 and 1999 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2000. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund, Ltd. for each of the three years in the period ended March 31, 2000, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total $2,462,751 and $2,975,533 as of March 31, 2000 and 1999, and the equity in their losses total $469,549, $352,106 and $715,504 for the years ended March 31, 2000, 1999 and 1998. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

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

   As discussed in Note 2, two of the Project Partnerships, whose financial statements were audited by other auditors, changed their method of computing depreciation for the year ended December 31,1999.




                             /s/ Spence Marston, Bunch, Morris & Co.
                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS



Clearwater, Florida
Date:  July 5, 2000

PART I - Financial Information
  Item 1.  Financial Statements
                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                    COMBINED BALANCE SHEETS

                                                2000             1999
                                                ----             ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   823,494      $   661,293
 Accounts Receivable                                 2,786            5,988
 Investments in Securities                         414,814          393,713
 Prepaid Insurance                                     389                0
 Tenant Security Deposits                            5,413              156
                                              ------------     ------------
  Total Current Assets                           1,246,896        1,061,150

 Investments in Securities                       1,272,923        1,553,325
 Investments in Project Partnerships, Net        2,500,833        3,040,206
 Replacement Reserves                                7,795           14,692
 Rental Property at Cost, Net                      952,107        1,003,713
                                              ------------     ------------
    Total Assets                              $  5,980,554     $  6,673,086
                                              ============     ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $  341,758      $   334,978
 Accounts Payable                                    1,025            2,491
 Accrued Real Estate Taxes                          22,663           22,691
 Tenant Security Deposits                            6,500            5,400
 Accrued Management Fees                                 0                0
                                             -------------    -------------
  Total Current Liabilities                        371,946          365,560
                                             -------------    -------------
Long-Term Liabilities:
 Payable to General Partners                     2,663,740        2,480,135
 Mortgage Notes Payable                          1,247,442        1,252,123
                                             -------------    -------------
  Total Long Term Liabilities                    3,911,182        3,732,258
                                             -------------    -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,713)         (16,265)
                                              ------------     ------------

Partners' Equity (Deficit):
 Limited Partners (25,566 units
outstanding at March 31, 2000 and 1999           1,920,987        2,789,607
 General Partners                                 (206,848)        (198,074)
                                              ------------     ------------
  Total Partners' Equity                         1,714,139        2,591,533
                                              ------------     ------------
    Total Liabilities and Partners'
Equity                                         $ 5,980,554      $ 6,673,086
                                              ============     ============


              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

               COMBINED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31,

                                      2000          1999          1998
                                      ----          ----          ----
Revenues:
 Rental                              $  118,592    $  116,094    $   66,986
 Interest Subsidy                        57,789        82,706        64,337
 Interest Income                        261,385       254,766       212,496
 Other                                    3,700        63,020        80,206
                                      ---------     ---------     ---------
  Total Revenues                        441,466       516,586       424,025

Expenses:
 Asset Management Fee-General
Partner                                 496,681       498,294       499,712
 General and Administrative:
  General Partner                        39,066        27,713        30,235
  Other                                  51,302        49,104        50,446
 Rental Operating Expenses               82,549        94,459        74,898
 Interest                                87,299       136,477        75,713
 Depreciation                            55,563        54,471        38,887
 Amortization                            16,685        22,101        21,231
                                      ---------     ---------     ---------
  Total Expenses                        829,145       882,619       791,122

Loss Before Equity in Losses of
Project Partnerships                   (387,679)     (366,033)     (367,097)
Equity in Losses of Project
 Partnerships                          (490,163)     (610,098)     (905,818)
Minority Interest in Loss of
Combined Project Partnerships               448           823         4,521
                                    -----------   -----------   -----------
Net Loss                             $ (877,394)  $  (975,308)  $(1,268,394)
                                   ============  ============  ============
Allocation of Net Loss:
 Limited Partners                    $ (868,620)  $  (965,555)  $(1,255,710)
 General Partners                        (8,774)       (9,753)      (12,684)
                                   ------------  ------------  ------------
                                     $ (877,394)  $  (975,308)  $(1,268,394)
                                   ============  ============  ============
Net Loss Per Number of Limited
Partnership Units                    $   (33.98)  $    (37.77)  $    (49.12)
Number of Limited Partnership      ============  ============  ============
Units Outstanding                        25,566        25,566        25,566
                                   ============  ============  ============


              See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)

       COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
                                Limited         Partners
                                Partners       (Deficit)         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  5,010,872     $ (175,637)    $  4,835,235

Net Loss                         (1,255,710)       (12,684)      (1,268,394)
                              -------------     -----------   -------------

Balance at March 31, 1998         3,755,162       (188,321)       3,566,841

Net Loss                           (965,555)        (9,753)        (975,308)
                              -------------    ------------   -------------

Balance at March 31, 1999         2,789,607       (198,074)       2,591,533

Net Loss                           (868,620)        (8,774)        (877,394)
                              -------------    ------------   -------------

Balance at March 31, 2000      $  1,920,987    $  (206,848)    $  1,714,139
                              =============    ============   =============


      See accompanying notes to financial statements.

                 GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                COMBINED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                       2000          1999         1998
                                       ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                            $(877,394)    $(975,308) $(1,268,394)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          16,685       (37,105)      21,231
   Depreciation                          55,563        54,471       38,887
   Distributions Included in Other
   Income                               (75,149)      (55,973)     (77,152)
   Accreted Interest Income on
   Investments in Securities           (157,699)     (177,094)    (192,920)
   Equity in Losses of Project
   Partnerships                         490,163       610,098      905,818
   Minority Interest in Losses of
   Combined Project Partnerships           (448)         (823)      (4,521)
   Interest Income from
   Redemption of Securities             216,270       189,196      161,703
   Changes in Operating Assets
   and Liabilities:
    Increase (Decrease) in Accrued
    Management Fees                           0       (21,900)       6,450
    (Increase) Decrease in
    Accounts Receivable                 (30,798)       (1,435)        (894)
    (Increase) Decrease in
    Prepaid Insurance                      (389)           74        1,091
    Decrease (Increase) in
    Accounts Payable                     (1,466)        1,991          500
    Increase (Decrease) in
    Replacement Reserves                  6,897         9,859       12,458
    Decrease (Increase) in
    Security Deposits                    (4,157)        6,558       (1,070)
    Decrease (Increase) in Accrued
    Real Estate Taxes                       (28)          119          610
    Increase in Payable to
    General Partners                    224,384       177,890      201,613
                                    -----------  ------------ ------------
     Net Cash Used in Operating
     Activities                        (137,566)     (219,382)    (194,590)
                                   ------------  ------------  -----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  107,675       125,516      100,935
  Redemption of Investment in
  Securities                            200,730       207,804      213,297
  Purchase of Equipment                  (3,957)      (17,048)     (17,254)
                                   ------------   -----------  -----------
     Net Cash Provided by
     Investing Activities               304,448       316,272      296,978
                                   -----------    -----------  -----------
Cash Flows from Financing
Activities:
  Principal Payment on Debt              (4,681)       (1,034)        (948)
  Proceeds from Loan                          0        20,070            0
  Repayments to Affiliates                    0             0       (2,237)
                                   ------------   -----------  -----------
     Net Cash Provided by (Used
     In) Financing Activities            (4,681)       19,036       (3,185)
                                   ------------   -----------  -----------
Increase in Cash and Cash
Equivalents                             162,201       115,926       99,203
Cash and Cash Equivalents at
Beginning of Year                       661,293       545,367      446,164
                                   ------------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                        $    823,494    $  661,293   $  545,367
                                   ============   ===========  ===========

Supplemental Cash Flow Information:

Interest Paid                        $   29,510    $   53,771    $   20,303
                                    ===========   ===========   ===========

              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                        March 31, 2000, 1999 AND 1998

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

  Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the years ended
December 31, 1998, 1999, and 2000 for Sparta and for the years ended December 31, 1998, 1999, and 2000 for Divernon. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

  Land, buildings and improvements are recorded at cost. Depreciation is calculated using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

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

Change in Accounting Principles

  Two of the Project Partnerships changed their method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a Change in Accounting Principle. The change increased the net losses reported by the Project Partnerships by $435.756.

  Reclassifications

  For comparability, the 1998 and 1999 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.


NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2000 Balance Sheet includes Investments in Securities equal to $1,687,737 ($414,814 and $1,272,923). These investments consist of U.
S. Treasury Security Strips at their cost, plus accreted interest income of $894,119. The estimated market value at March 31, 2000 of these debt securities is $2,044,000 resulting in a gross unrealized gain of $356,263.

 As of March 31, 2000, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  414,814
   After 1 year through 5 years                    1,272,923
   After 5 years through 10 years                          0
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,687,737
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

 The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2000, 1999 and 1998 were $496,681, $498,294 and $499,712 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2000, 1999 and 1998 were $39,066, $27,713 and $30,235 respectively.
NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 1999:
                                                Accumulated       Book
                                     Cost       Depreciation     Value
                                    ------      ------------     -----
Land                                $   47,000     $       0     $  47,000
Buildings                            1,421,429       526,671       894,758
Furniture and Appliances                49,991        39,642        10,349
                                     ---------     ---------     ---------
Net Book Value                      $1,518,420     $ 566,313     $ 952,107
                                    ==========     =========     =========

 A summary of the rental property is as follows at December 31, 1998:
                                                Accumulated       Book
                                     Cost       Depreciation      Value
                                    ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417,868       475,572        942,296
Furniture and Appliances                49,595        35,178         14,417
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 510,750     $1,003,713
                                     =========     =========      =========


NOTE 6 - MORTGAGE NOTE PAYABLE

  The mortgage note payable for Sparta originated on December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 1999 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/00        $   3,631
  12/31/01            3,716
  12/31/02            3,804
  12/31/03            3,893
  12/31/04            3,985
  Thereafter        820,386
                -----------
  Total           $ 839,415
                ===========

  The mortgage note payable for Divernon originated on October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 1999 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883, including principal and interest.
  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/00        $   1,224
  12/31/01            1,253
  12/31/02            1,282
  12/31/03            1,312
  12/31/04            1,342
  Thereafter        401,614
                -----------
  Total           $ 408,027
                ===========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
                                   2000           1999            1998
                                   ----           ----            ----
Net Loss per Financial
Statements                      $  (877,394)   $  (975,308)    $(1,268,394)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement purposes        208,931       (320,738)       (293,716)

Losses suspended for
financial reporting purposes     (2,508,247)    (1,705,156)     (1,540,871)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        46,092        (37,870)        (78,739)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               185,289       188,577         191,863
  Amortization Expense               (40,519)       18,615          25,774
  Miscellaneous Income               (55,973)      (77,152)              0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $(3,041,821)  $(2,909,032)    $(2,964,083)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 2,676,768    $ 3,587,428     $ 3,847,765
                                 ===========    ===========     ===========

The Partnership's Investment in Project Partnerships is approximately $13,003,000 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2000:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,598,559)    (16,108,396)

Cumulative distributions received from
Project Partnerships                               (621,503)       (588,978)
                                              -------------   -------------
Investment in Project Partnerships before
Adjustments                                         761,945       1,284,633

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,715       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (515,827)       (499,142)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,500,833    $  3,040,206
                                              =============   =============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $8,576,100 for the year ended March 31, 2000 and cumulative suspended losses of $6,067,853 for the year ended March 31, 1999 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($8,128,143) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $761,945 primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                       1999         1998          1997
                                       ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 9,662,741   $ 9,270,553   $ 8,785,648
  Investment properties, net         75,586,970    79,362,455    82,593,132
  Other assets                          154,521       178,232       231,981
                                   ------------  ------------  ------------
    Total assets                    $85,404,232   $88,811,240   $91,610,761
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $ 3,133,681   $ 2,914,481   $ 2,826,740
  Long-term debt                     91,844,099    92,201,499    92,538,821
                                   ------------  ------------  ------------
    Total liabilities                94,977,780    95,115,980    95,365,561
                                   ------------  ------------  ------------
Partners' equity
  Gateway                            (8,128,143)   (5,010,961)   (2,619,695)
  General Partners                   (1,445,405)   (1,293,779)   (1,135,105)
                                   ------------  ------------  ------------
    Total Partners' equity           (9,573,548)   (6,304,740)   (3,754,800)
                                   ------------  ------------  ------------
    Total liabilities and
partners' equity                    $85,404,232   $88,811,240   $91,610,761
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $16,854,130   $16,856,180   $16,674,859
Expenses:                          ------------  ------------  ------------
  Operating expenses                  8,037,594     7,698,023     7,582,952
  Interest expense                    7,792,876     7,926,164     7,946,394
  Depreciation and amortization       4,052,357     3,570,633     3,617,626
                                   ------------  ------------  ------------
    Total expenses                   19,882,827    19,194,820    19,146,972
                                   ------------  ------------  ------------
      Net loss                      $(3,028,697)  $(2,338,640)  $(2,472,113)
                                   ============  ============  ============

Other partners' share of net loss   $   (30,287)  $   (23,387)  $   (25,424)
                                   ============  ============  ============
Partnerships' share of net loss     $(2,998,410)  $(2,315,253)  $(2,446,689)
Suspended losses                      2,508,247     1,705,156     1,540,871
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (490,163)  $  (610,097)  $  (905,818)
                                   ============  ============  ============
As of December 31, 1999, the largest Project Partnership constituted 6.9% and 7.3% of the combined total assets and combined total revenues. As of December 31, 1998, the largest Project Partnership constituted 6.7% and 7.3% of the combined total assets and combined total revenues.

Schoonover Boyer Gettman & Associates
110 Northwoods Blvd. Suite 200
Worthington, OH 43235
PHONE:  614-888-8000
FAX:  614-888-8634

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(a Michigan limited partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Schoonover Boyer Gettman & Associates
Certified Public Accountants

Columbus, Ohio
January 28, 2000

D W P
Certified Public Accountants
9683 S Golden Eagle Ave.
Highlands Ranch,  CO  80126
PHONE:  303-683-8019
FAX: 303-683-8009
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Clayfed Apartments Ltd.
(a Colorado limited partnership)
Denver, Colorado

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

/s/ Donald W. Prosser, P.C.
Certified Public Accountant

Denver, Colorado
February 26, 1999

D W P
Certified Public Accountants
820 16th Street, Suite 732
Denver,  CO  80202
PHONE:  720-904-1394
FAX: 720-904-1396
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners             U.S. Department of Housing and Urban Development
Clayfed Apartments       HUD Field Office Director
(a Colorado limited partnership)Denver Regional Office, Region VIII
Denver, Colorado         633 17th Street, Denver, Colorado

We have audited the accompanying balance sheet of Clayfed Apartments, HUD Project No. C099-K094-007 (a Colorado limited partnership), as of December 31, 1999 and the related statements of income, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, HUD Project No. C099-K094-007, at December 31, 1999 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, we have also issued a report dated April 27, 2000 on our consideration of the Clayfed Apartments internal control structure, a report dated April 27, 2000 on its compliance with laws and regulations, and reports dated April 27, 2000 on its compliance with major HUD program requirements, and specific requirements applicable to Affirmtive Fair Housing requirements.

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

Denver, Colorado
April 27, 2000

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

/s/ Donald W. Prosser, P.C.
Certified Public Accountant

Denver, Colorado
February 22, 1999

D W P
Certified Public Accountants
820 16th Street, Suite 732
Denver,  CO  80202
PHONE:  720-904-1394
FAX: 720-904-1396
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners             U.S. Department of Housing and Urban Development
Westside Apartments, Ltd.HUD Field Office Director
(a Colorado limited partnership)Denver Regional Office, Region VIII
Denver, Colorado         633 17th Street, Denver, Colorado

We have audited the accompanying balance sheet of Westside Apartments, Ltd., HUD Project No. C099-K001-004 (a Colorado limited partnership), as of December 31, 1999 and the related statements of income, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd., HUD Project No. C099-K001-004, at December 31, 1999 and the results of its operations and changes in Partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, we have also issued a report dated April 27, 2000 on our consideration of the Westside Apartments, Ltd. internal control structure, a report dated April 27, 2000 on its compliance with laws and regulations, reports dated April 27, 2000 on its compliance with major HUD program requirements, and specific requirements applicable to Affirmative Fair Housing requirements.

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

Denver, Colorado
April 27, 2000

Fentress,  Brown, CPAs & Associates, LLC
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of       Rural Development Services
Madison, Ltd.            Servicing Office
DBA Madison Woods ApartmentsWooster, Ohio
Hudson, OH

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-043-341595553, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-043-341595553, at December 31, 1999 and 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2000, on our consideration of Madison, Ltd.'s internal control and a report dated January 7, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress,  Brown, CPAs & Associates
Certified Public Accountants
Worthington,  Ohio
January 7, 2000

Fentress, Brown, CPAs & Associates, LLC
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of       Rural Development Services
Middlefield, Limited     Servicing Office
DBA Lakeview Village II  Wooster, Ohio
Hudson, Ohio

We have audited the accompanying balance sheets of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited, DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 1999
and 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2000, on our consideration of Middlefield, Limited's internal control and a report dated January 7, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress,  Brown, CPAs & Associates, LLC
Certified Public Accountants
Worthington,  Ohio
January 7, 2000

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Ashburn Housing Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/  Henderson &Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson &Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Buena Vista Housing, Ltd.
Valdosta, Georgia

We  have  audited the accompanying balance sheets of Buena  Vista  Housing,
Ltd. (a Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Buena Vista Housing Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/  Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1830589, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (a limited partnership), Federal ID No.: 58-1786726, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street N.E.
Atlanta, GA  30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Milton Elderly Housing, Ltd.


We have audited the accompanying balance sheets of MILTON ELDERLY HOUSING, LTD. (USDA Rural Development Case No.), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD. as of December 31, 1999 and 1998, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of MILTON ELDERLY HOUSING, LTD.'s internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

February 9, 2000

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Winder Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Winder Apartments, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24,2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

February 15,2000

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA   70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
RIVER ROAD APARTMENTS LIMITED


We have audited the accompanying balance sheets of RIVER ROAD APARTMENTS LIMITED, RHS PROJECT NO. 22-026-721099603 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS LIMITED as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2000 on our consideration of RIVER ROAD APARTMENTS LIMITED's internal control and a report dated February 22, 2000 on its compliance with laws and regulations applicable to the financial statements..


/s/ Pailet, Meunier and Le Blanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sun Valley Apartments, A Division of Augusta Properties
  (A Limited Partnership)
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES (A LIMITED PARTNERSHIP) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Booneville Properties, A Limited Partnership
   D/B/A Lani-K Apartments
Fort Smith,  Arkansas

We have audited the accompanying balance sheets of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Barling Properties, A Limited Partnership
   D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties IV, A Limited Partnership
   D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Turtle Creek Properties Phase II, A Limited Partnership
   D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Broken Bow Properties II, A Limited Partnership
   D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson

February 10, 2000

LaFollette, Jansa, Brandt & Co. LLP
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2000, on our consideration of internal controls.


/s/ LaFollette, Jansa, Brandt & Co. LLP
Certified Public Accountants & Consultants

Sioux Falls,  South Dakota
February 2, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA  31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monroe Family, Ltd.
Valdosta, Georgia


We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership),
Federal ID No. 58-1768407, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2000 on our consideration of the Monroe Family, Ltd.'s internal control structure and a report dated January 20, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 20, 2000

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brandywine III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Brandywine III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 25, 2000

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Concord IV Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Concord IV Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 25,  2000

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dunbarton Oaks III Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Dunbarton Oaks III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 25, 2000

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners,
Federal Manor III Limited Partnership
Bethesda,  Maryland

We have audited the accompanying balance sheets of Federal Manor III Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000, on our consideration of Federal Manor III Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 25, 2000

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda,  MD  20814
PHONE:  301-654-9000
FAX:  301-656-3056

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Laurel Apartments Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Laurel Apartments Limited Partnership's internal control and on its compliance with laws and regulations.


/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 25, 2000

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2000, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 18, 2000, on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 18, 2000

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro,  NC  27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheet of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing
Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

January 31, 2000

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 1999 and 1998, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2000 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


/s/ Duggan, Joiner & Company
Certified Public Accountants

January 17, 2000

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 1999 and 1998, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2000 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/ Duggan, Joiner & Company
Certified Public Accountants

January 17, 2000

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates (A Virginia Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2000, on our consideration of the Partnership's internal controls and a report dated February 10, 2000, on its compliance with laws and regulations.

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

February 10, 2000
Carmel,  Indiana

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel,  IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates (a Virginia Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2000, on our consideration of the Partnership's internal controls and a report dated February 10, 2000, on its compliance with laws and regulations.

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

February 10, 2000
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel,  IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (a Virginia Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2000, on our consideration of the Partnership's internal controls and a report dated February 10, 2000, on its compliance with laws and regulations.

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

February 10, 2000
Carmel,  Indiana

Thomas C. Cunningham, CPA  PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Greeneville Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA  P.C.

March 10, 2000

Thomas C. Cunningham, CPA  PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Pulaski Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA  P.C.

March 10, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Kingsland Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000, on our consideration of the internal control structure of Kingsland Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 26, 2000, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 26, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mathis Retirement Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2000, on our consideration of the internal control structure of Mathis Retirement, Ltd.-(A Texas Limited Partnership) and a report dated January 30, 2000, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 30, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Floresville Housing , Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2000, on our consideration of the internal control structure of Floresville Housing, Ltd.-(A Texas Limited Partnership) and a report dated January 27, 2000, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 27, 2000

Simmons and Clubb
410 S. Orchard, Suite 156
Boise,  ID  83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Teton View Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Teton View Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Teton View Limited Partnership's internal controls and compliance with laws and regulations.

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

Boise, Idaho
February 1, 2000

Simmons and Clubb
410 S. Orchard, Suite 156
Boise,  ID  83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheet of Pleasant Valley Housing Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Pleasant Valley Housing Limited Partnership's internal controls and compliance with laws and regulations.

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

Boise,  Idaho
February 1, 2000

Dixon Odom  PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2000 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 26, 2000

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2000 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 26, 2000

Bernard Robinson & Company, L.L.P.
P. O. Box 19608 - 109 Muirs Chapel Road
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Suncrest Limited Partnership (a North Carolina limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2000, on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 21, 2000


Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2000 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 24, 2000

Brockway, Gersbach & Niemeier, P.C.
P.O. Box 4083
Temple, TX   76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership), as of December 31, 1999 and 1998 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2000 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 1999, and the other Supplemental Data Required by the Rural Housing and Community Development Services, are presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Niemeier, P.C.
Certified Public Accountants

January 28, 2000

Brannan, Bagwell and Mercer, P.C.
Amsouth Center, Suite 804
200 Clinton Avenue
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hunters Ridge, Ltd.

We have audited the accompanying balance sheet of Hunters Ridge, Ltd., (a limited partnership) as of December 31, 1999 and 1998, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Ridge, Ltd. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated February 27, 2000 on our consideration of Hunter's Ridge Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Brannan, Bagwell and Mercer, P.C.
Certified Public Accountants

February 23, 2000

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 31, 2000
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
La Villa Elena, Ltd.. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena, Ltd. Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena, Ltd. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of La Villa Elena, Ltd. Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 31, 2000
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 31, 2000
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX  79720
PHONE:  915-263-1324
FAX:  915-263-2124

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited
Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Sage Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 31, 2000
Big Spring, Texas

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners                    Rural Development Services
Laynecrest Associates Limited Partnership         Hillsboro, Ohio

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership RDS case No. 41-092-311254109 as of December 31, 1999 and 1998, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 25, 2000, on our consideration of Laynecrest Associates Limited Partnership's internal controls and a report dated January 25, 2000 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co. LLC
A Limited Liability Company
Independent Certified Public Accountants

January 25, 2000

Lead Auditor: Philip J. Lechner, Jr. , CPA
Firm ID # 31-1613938

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH  45324
PHONE:  937-320-1717
FAX:  937-320-1818

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners                    Rural Development Services
Martindale Limited Partnership            Hillsboro, Ohio

We have audited the accompanying balance sheets of Martindale Limited Partnership RDS Case No. 41-092-311153919, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000 on our consideration of Martindale Limited Partnership's internal controls and a report dated January 26, 2000 on its compliance with laws and regulations.


/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 26, 2000

Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Robinhood Apartments, Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 8, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN  37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL  35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., RHS Project No.: 01-046-630978050 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In  accordance  with Government Auditing Standards, we have also  issued  a report dated February 21, 2000 on our consideration of Riverside Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 21, 2000

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

Atlanta, Georgia
January 28, 1999

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSHIRE APARTMENTS, L.P., (USDA Rural Development Case No. 10-075-581765612), as of December 31, 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BROOKSHIRE APARTMENTS, L.P. as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSHIRE APARTMENTS, L.P. as of December 31, 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a reports dated January 21, 2000 on our consideration of BROOKSHIRE APARTMENTS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/sHabif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 21, 2000

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

Atlanta, Georgia
January 28, 1999

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheet of SANDRIDGE APARTMENTS, LTD. (RHS Project No. 058-17569-49) as of December 31, 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SANDRIDGE APARTMENTS, LTD. as of December 31, 1998 were audited by other auditors whose report dated January 28, 1999 expressed an unqualified opinion on those statements.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2000 on our consideration of SANDRIDGE APARTMENTS, LTD.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SANDRIDGE APARTMENTS, LTD. as of December 31, 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 21, 2000

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME   04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Limestone Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 1999 and 1998, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2000 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester M. Kearney, CPA
Certified Public Accountants

Presque Isle, Maine
February 2, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of LONGLEAF APARTMENTS, LTD. (USDA Rural Development Case No. 10-065-581788240) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2000 on our consideration of LONGLEAF APARTMENTS, LTD.'s internal control and a report dated January 10, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion , is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 10, 2000

Fentress, Brown, CPAs & Associates, LLC
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                        Rural Development Services
Crestwood   Villa  2  Limited  Partnership                        Servicing
Office
DBA Applewood Apartments                  Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-341612174, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-341612174,, at December 31, 1999 and 1998, and the results of its operations, and changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.


/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Worthington,  Ohio
January 14, 2000

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens,  TX   75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, Texas  75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 1999 and 1998, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration-Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 27, 2000 on our consideration of Fairview South, Ltd.'s compliance and internal control over financial reporting.

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

The Year 2000 supplementary information is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and do not express an opinion on it. In addition, we do not provide assurance that Fairview South, Ltd. is or will become year 2000 compliant, that its year 2000 remediation efforts will be successful in whole or in part, or that parties with which it does business are or will become year 2000 compliant.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 27, 2000

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 1999 and 1998, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration-Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 25, 2000 on our consideration of Southwood
Apartments, Ltd.'s compliance and on internal control over financial reporting.

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

The Year 2000 supplementary information is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and do not express an opinion on it. In addition, we do not provide assurffance that Fairview South, Ltd. is or will become year 2000 compliant, that its year 2000 remediation efforts will be successful in whole or in part, or that parties with which it does business are or will become year 2000 compliant.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
February 25, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas  78759
PHONE   512-338-0044
FAX-512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         --------------------------------------------------
--

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 1, 2000, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 1, 2000

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

  Ronald M. Diner, age 56, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College
  (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida
  Council  for  Rural Housing and Development.  Mr. Diner   has  been  a
  speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 44, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 53, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 37, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2000.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2000, 1999 and 1998 were $496,681, $498,294, and $499,712 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2000, 1999 and 1998 were $39,066, $27,713, and $30,235 respectively.

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

b. Reports filed on Form 8-K - NONE

c. Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

Apartment Properties

                                                            Mortgage Loan
Partnership          Location                   # of Units     Balance
-----------          --------                   ----------  -------------

Laynecrest           Medway, OH                         48        1,461,812
Martindale           Union, OH                          30          934,510
La Villa Elena       Bernalillo, NM                     54        1,470,278
Rio Abajo            Truth or Consequences, NM          42        1,391,865
Fortville II         Fortville, IN                      24          672,973
Summitville          Summitville, IN                    24          734,117
Suncrest             Yanceyville, NC                    40        1,471,953
Brandywine III       Millsboro, DE                      32        1,087,455
Concord IV           Perryville, MD                     32        1,083,925
Dunbarton Oaks III   Georgetown, DE                     32        1,111,360
Federal Manor        Federalsburg, MD                   32        1,160,569
Laurel Apts          Laurel, DE                         32        1,128,655
Mulberry Hill IV     Easton, MD                         16          593,090
Madison              Madison, OH                        40        1,184,493
Hannah's Mill        Thomaston, GA                      50        1,468,584
Longleaf Apts.       Cairo, GA                          36          967,305
Sylacauga Garden     Sylacauga, AL                      45        1,412,634
Monroe Family        Monroe, GA                         48        1,462,228
Clayfed Apts.        Denver, CO                         32          985,418
Westside Apts.       Denver, CO                         52        1,597,588
Casa Linda           Silver City, NM                    41        1,376,247
Rivermeade           Yorktown, VA                       80        2,550,160
Laurel Woods         Ashland, VA                        40        1,275,220
Keysville            Keysville, VA                      24          755,447
Crosstown            Kalamazoo, MI                     201        4,515,514
Riverside Apts.      Demopolis, AL                      40        1,157,809
Brookshire Apts.     McDonough, GA                      46        1,391,537
Sandridge Apts.      Fernandina Beach, FL               46        1,315,746
Limestone Estates    Limestone, ME                      25        1,151,612
Eagle's Bay          Beaufort, NC                       40        1,481,308
Teton View           Rigby, ID                          40        1,429,955
Albany               Albany, KY                         24          734,655
Burkesville          Burkesville, KY                    24          736,551
Scotts Hill          Scotts Hill, TN                    12          408,552
Sage                 Gallup, NM                         44        1,473,978
Claremont            Cascade, ID                        16          439,893
Middleport           Middleport, NY                     25          949,574
Oakwood Apts.        Columbus, NE                       24          786,576
Morgantown           Morgantown, IN                     24          788,545
Ashburn Housing      Ashburn, GA                        41        1,055,478
Cuthbert Elderly     Cuthbert, GA                       32          821,962
Sandhill Forest      Melrose, FL                        16          467,836
Oakwood Grove        Crescent City, FL                  36        1,012,315
Hastings Manor       Hastings, FL                       24          700,157
Lakewood Apts.       Norfolk, NE                        72        2,436,671
Robinhood Apts.      Springfield, TN                    48        1,467,212
Skyview Terrace      Springfield, TN                    48        1,334,678
Mabank 1988          Mabank, TX                         42        1,112,307
Buena Vista          Buena Vista, GA                    25          655,676
Woodcroft            Elizabethtown, NC                  32        1,154,809
Spring Creek         Quitman, GA                        18          491,023
Spring Creek         Cherokee, AL                       24          533,500
Milton Elderly       Milton, FL                         43        1,080,514
Winder Apartments    Winder, GA                         48        1,422,488
Hunters Ridge        Killen, AL                         40        1,169,095
Stone Arbor          Madison, NC                        40        1,486,820
Greeneville          Greeneville, TN                    40        1,202,325
Centralia II         Centralia, IL                      24          802,111
Poteau IV            Poteau, OK                         32          593,313
Barling              Barling, AR                        48          916,984
Booneville           Booneville, AR                     50        1,370,164
Augusta              Augusta, KS                        66        1,923,862
Meadows              Farmville, VA                      40        1,330,601
Kenly Housing        Kenly, NC                          48        1,334,873
Fairview South       Athens, TX                         44        1,065,485
River Road Apts.     Waggaman, LA                       43        1,136,561
Middlefield          Middlefield, OH                    36        1,086,067
Floresville          Floresvile, TX                     40        1,039,380
Mathis Retirement    Mathis, TX                         36          873,274
Sabinal Housing      Sabinal, TX                        24          605,410
Kingsland Housing    Kingsland, TX                      34          847,600
Crestwood Villa II   Crestline, OH                      36        1,089,236
Poteau Prop. III     Poteau, OK                         19          463,037
Decatur Properties   Decatur, AR                        24          774,321
Broken Bow Prop II   Broken Bow, OK                     46        1,482,455
Turtle Creek II      Grove, OK                          42        1,243,209
Pleasant Valley      Grangeville, ID                    32        1,149,553
Hartwell Elderly     Hartwell, GA                       24          671,237
Pulaski Village      Pulaski, VA                        44        1,387,645
Southwood Apts.      Jacksonville, TX                   40          953,164
                                                               ------------
                                                               $ 91,844,099
                                                               ============


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Laynecrest                   310,264           1,533,433             18,736
Martindale                   243,665             928,824              9,782
La Villa Elena               128,000           1,672,703            128,945
Rio Abajo                     88,500           1,610,884             77,426
Fortville II                  25,000             780,355              5,034
Summitville                   30,000             849,511                483
Suncrest                     331,988           1,788,595             17,142
Brandywine III               105,508           1,154,434             47,221
Concord IV                   120,440           1,198,338             42,908
Dunbarton Oaks III           123,135           1,205,530             15,016
Federal Manor                142,632           1,252,927             64,067
Laurel Apts                  144,680           1,156,847             61,328
Mulberry Hill IV              55,379             652,234             30,129
Madison                       60,000           1,378,177             29,191
Hannah's Mill                 60,000           1,754,918            (2,132)
Longleaf Apts.                54,700           1,135,966              2,280
Sylacauga Garden              70,000           1,521,755             20,549
Monroe Family                110,000           1,678,673                  0
Clayfed Apts.                 84,000             876,430             32,397
Westside Apts.               134,701           1,382,850             77,259
Casa Linda                   153,730           1,518,228             47,134
Rivermeade                   240,134           2,661,910            144,602
Laurel Woods                  96,242           1,301,860            151,534
Keysville                     30,000             793,750             90,771
Crosstown                    408,338           5,164,734            446,037
Riverside Apts.               89,250           1,329,102              8,966
Brookshire Apts.             114,500           1,602,613             22,440
Sandridge Apts.              144,000           1,476,180             12,575
Limestone Estates             79,224           1,318,259             16,738
Eagle's Bay                  175,735           1,752,762             25,197
Teton View                    50,218             972,662            767,393
Albany                        49,161             865,007             21,579
Burkesville                   44,697             838,328             30,748
Scotts Hill                   30,000             465,835              9,818
Sage                         196,207           1,616,554             89,302
Claremont                     23,500             505,789             55,099
Middleport                    18,000           1,132,502             17,350
Oakwood Apts.                 96,800             862,439             41,209
Morgantown                    15,000             940,191              4,592
Ashburn Housing               35,000           1,265,760                  0
Cuthbert Elderly              22,550           1,006,889            (1,144)
Sandhill Forest               28,091             544,545                926
Oakwood Grove                 44,712           1,191,986              4,024
Hastings Manor                18,000             839,600              6,776
Lakewood Apts.               207,700           2,754,382            127,676
Robinhood Apts.               50,500           1,752,851              9,660
Skyview Terrace               40,112           1,424,008             46,461
Mabank 1988                   57,200           1,210,248             89,071
Buena Vista                   11,390             804,816            (1,979)
Woodcroft                     82,500           1,402,798              5,641
Spring Creek                  33,330             575,656            (1,378)
Spring Creek                  20,000             589,739             27,914
Milton Elderly                50,000           1,292,395              3,813
Winder Apartments             73,500           1,692,510            (3,285)
Hunters Ridge                 48,275           1,370,214              2,327
Stone Arbor                   57,280           1,813,230              3,554
Greeneville                   47,258           1,434,138             48,835
Centralia II                  36,450             954,070           (14,292)
Poteau IV                     33,000             683,016                  0
Barling                       62,500           1,049,173             41,191
Booneville                    32,500           1,650,087                  0
Augusta                      101,300           2,280,419                  0
Meadows                      102,342           1,455,858             29,993
Kenly Housing                 25,000           1,588,636             71,234
Fairview South               103,909           1,218,102             22,177
River Road Apts.             138,000           1,340,045                  0
Middlefield                   70,700           1,250,957             12,417
Floresville                   75,524           1,050,346            185,032
Mathis Retirement             37,127           1,041,038              6,225
Sabinal Housing               18,000             752,263              9,852
Kingsland Housing             30,000             894,081            236,923
Crestwood Villa II            54,000           1,317,395                975
Poteau Prop. III              18,350             564,655                  0
Decatur Properties            24,300             945,516                  0
Broken Bow Prop II            70,000           1,887,868                  0
Turtle Creek II               45,000           1,513,446                  0
Pleasant Valley               65,227           1,342,952             52,533
Hartwell Elderly              49,800             771,529                  0
Pulaski Village               75,000           1,650,373             63,586
Southwood Apts.               46,189           1,153,440             13,998
                         -----------        ------------       ------------
                         $ 6,718,944        $103,953,119      $   3,781,581
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


Apartment Properties
                       Gross Amount At Which Carried At December 31, 1999
                                      --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Laynecrest                   324,659           1,537,774         1,862,433
Martindale                   251,096             931,175         1,182,271
La Villa Elena               128,000           1,801,648         1,929,648
Rio Abajo                     89,795           1,687,015         1,776,810
Fortville II                  25,000             785,389           810,389
Summitville                   30,000             849,994           879,994
Suncrest                     343,827           1,793,898         2,137,725
Brandywine III               105,508           1,201,655         1,307,163
Concord IV                   131,161           1,230,525         1,361,686
Dunbarton Oaks III           127,805           1,215,876         1,343,681
Federal Manor                147,692           1,311,934         1,459,626
Laurel Apts                  146,093           1,216,762         1,362,855
Mulberry Hill IV              58,371             679,371           737,742
Madison                       60,000           1,407,368         1,467,368
Hannah's Mill                 60,000           1,752,786         1,812,786
Longleaf Apts.                54,700           1,138,246         1,192,946
Sylacauga Garden              70,000           1,542,304         1,612,304
Monroe Family                110,000           1,678,673         1,788,673
Clayfed Apts.                 84,000             908,827           992,827
Westside Apts.               134,701           1,460,109         1,594,810
Casa Linda                   153,730           1,565,362         1,719,092
Rivermeade                   251,734           2,794,912         3,046,646
Laurel Woods                 106,742           1,442,894         1,549,636
Keysville                     34,534             879,987           914,521
Crosstown                    536,680           5,482,429         6,019,109
Riverside Apts.               93,089           1,334,229         1,427,318
Brookshire Apts.             114,750           1,624,803         1,739,553
Sandridge Apts.              144,000           1,488,755         1,632,755
Limestone Estates             79,224           1,334,997         1,414,221
Eagle's Bay                  181,070           1,772,624         1,953,694
Teton View                    87,187           1,703,086         1,790,273
Albany                        49,161             886,586           935,747
Burkesville                   44,697             869,076           913,773
Scotts Hill                   30,000             475,653           505,653
Sage                         196,207           1,705,856         1,902,063
Claremont                     29,041             555,347           584,388
Middleport                    18,000           1,149,852         1,167,852
Oakwood Apts.                 96,800             903,648         1,000,448
Morgantown                    15,000             944,783           959,783
Ashburn Housing               35,000           1,265,760         1,300,760
Cuthbert Elderly              22,550           1,005,745         1,028,295
Sandhill Forest               28,091             545,471           573,562
Oakwood Grove                 44,712           1,196,010         1,240,722
Hastings Manor                18,000             846,376           864,376
Lakewood Apts.               254,531           2,835,227         3,089,758
Robinhood Apts.               50,500           1,762,511         1,813,011
Skyview Terrace               40,112           1,470,469         1,510,581
Mabank 1988                   94,031           1,262,488         1,356,519
Buena Vista                   11,390             802,837           814,227
Woodcroft                     82,500           1,408,439         1,490,939
Spring Creek                  33,330             574,278           607,608
Spring Creek                  20,000             617,653           637,653
Milton Elderly                50,000           1,296,208         1,346,208
Winder Apartments             73,500           1,689,225         1,762,725
Hunters Ridge                 48,275           1,372,541         1,420,816
Stone Arbor                   57,280           1,816,784         1,874,064
Greeneville                   47,258           1,482,973         1,530,231
Centralia II                  36,450             939,778           976,228
Poteau IV                     33,000             683,016           716,016
Barling                       62,500           1,090,364         1,152,864
Booneville                    32,500           1,650,087         1,682,587
Augusta                      101,300           2,280,419         2,381,719
Meadows                      105,846           1,482,347         1,588,193
Kenly Housing                 25,000           1,659,870         1,684,870
Fairview South               111,841           1,232,347         1,344,188
River Road Apts.             138,000           1,340,045         1,478,045
Middlefield                   70,700           1,263,374         1,334,074
Floresville                   76,669           1,234,233         1,310,902
Mathis Retirement             37,127           1,047,263         1,084,390
Sabinal Housing               18,000             762,115           780,115
Kingsland Housing             30,000           1,131,004         1,161,004
Crestwood Villa II            54,000           1,318,370         1,372,370
Poteau Prop. III              18,350             564,655           583,005
Decatur Properties            24,300             945,516           969,816
Broken Bow Prop II            70,000           1,887,868         1,957,868
Turtle Creek II               45,000           1,513,446         1,558,446
Pleasant Valley               65,227           1,395,485         1,460,712
Hartwell Elderly              49,800             771,529           821,329
Pulaski Village               75,000           1,713,959         1,788,959
Southwood Apts.               46,189           1,167,438         1,213,627
                         -----------        ------------      ------------
                         $ 7,081,913        $107,371,731      $114,453,644
                         ===========        ============      ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Laynecrest                                864,101        5.0  - 27.5
Martindale                                485,470        5.0  - 27.5
La Villa Elena                            510,180        5.0  - 40.0
Rio Abajo                                 466,429        5.0  - 40.0
Fortville II                              330,824        5.0  - 27.5
Summitville                               363,025        5.0  - 27.5
Suncrest                                  488,627        5.0  - 40.0
Brandywine III                            609,960        5.0  - 27.5
Concord IV                                645,012        5.0  - 27.5
Dunbarton Oaks III                        640,668        5.0  - 27.5
Federal Manor                             650,411        5.0  - 27.5
Laurel Apts                               660,483        5.0  - 27.5
Mulberry Hill IV                          335,109        5.0  - 27.5
Madison                                   479,808        5.0  - 33.0
Hannah's Mill                             662,524        5.0  - 30.0
Longleaf Apts.                            443,392        5.0  - 30.0
Sylacauga Garden                          714,888        5.0  - 27.5
Monroe Family                             663,214        5.0  - 27.5
Clayfed Apts.                             396,043        5.0  - 40.0
Westside Apts.                            600,352        5.0  - 40.0
Casa Linda                                422,645        5.0  - 40.0
Rivermeade                              1,197,943        5.0  - 27.5
Laurel Woods                              652,229        5.0  - 27.5
Keysville                                 396,695        5.0  - 27.5
Crosstown                               1,808,826        5.0  - 40.0
Riverside Apts.                           365,969        5.0  - 40.0
Brookshire Apts.                          576,540        5.0  - 30.0
Sandridge Apts.                           560,732        5.0  - 30.0
Limestone Estates                         616,698        5.0  - 27.5
Eagle's Bay                               434,117        5.0  - 50.0
Teton View                                596,736        5.0  - 27.5
Albany                                    315,443        5.0  - 40.0
Burkesville                               305,693        5.0  - 40.0
Scotts Hill                               149,272        5.0  - 40.0
Sage                                      421,337        5.0  - 40.0
Claremont                                 228,982        5.0  - 27.5
Middleport                                288,723        5.0  - 27.5
Oakwood Apts.                             304,922        5.0  - 40.0
Morgantown                                339,229        5.0  - 27.5
Ashburn Housing                           441,110        5.0  - 30.0
Cuthbert Elderly                          353,686        5.0  - 30.0
Sandhill Forest                           165,309        5.0  - 35.0
Oakwood Grove                             368,967        5.0  - 35.0
Hastings Manor                            232,568        5.0  - 40.0
Lakewood Apts.                          1,047,632        5.0  - 30.0
Robinhood Apts.                           643,893        5.0  - 50.0
Skyview Terrace                           591,439        5.0  - 50.0
Mabank 1988                               425,070        5.0  - 35.0
Buena Vista                               271,833        5.0  - 30.0
Woodcroft                                 328,589        5.0  - 50.0
Spring Creek                              195,444        5.0  - 40.0
Spring Creek                              180,724        5.0  - 30.0
Milton Elderly                            447,535        5.0  - 30.0
Winder Apartments                         600,694        5.0  - 50.0
Hunters Ridge                             333,015        5.0  - 50.0
Stone Arbor                               411,642        5.0  - 50.0
Greeneville                               579,047        5.0  - 27.5
Centralia II                              339,020        5.0  - 27.5
Poteau IV                                 272,193        5.0  - 25.0
Barling                                   457,201        5.0  - 25.0
Booneville                                704,092        5.0  - 25.0
Augusta                                   966,584        5.0  - 25.0
Meadows                                   605,091        5.0  - 27.5
Kenly Housing                             420,948        5.0  - 40.0
Fairview South                            575,658        5.0  - 25.0
River Road Apts.                          337,457        5.0  - 40.0
Middlefield                               392,200        5.0  - 27.5
Floresville                               344,376        5.0  - 50.0
Mathis Retirement                         221,863        5.0  - 50.0
Sabinal Housing                           164,288        5.0  - 50.0
Kingsland Housing                         229,286        5.0  - 50.0
Crestwood Villa II                        419,645        5.0  - 33.0
Poteau Prop. III                          234,831        5.0  - 25.0
Decatur Properties                        379,752        5.0  - 25.0
Broken Bow Prop II                        643,066        5.0  - 25.0
Turtle Creek II                           611,834        5.0  - 25.0
Pleasant Valley                           499,000        5.0  - 27.5
Hartwell Elderly                          268,973        5.0  - 27.5
Pulaski Village                           676,609        5.0  - 27.5
Southwood Apts.                           491,259        5.0  - 25.0
                                      -----------
                                      $38,866,674
                                      ===========


GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1998                                            $  114,234,777
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                           294,320
  Other                                              0
                                             ---------
                                                                    294,320
 Deductions during period:
  Cost of real estate sold                      75,453
  Other                                              0
                                             ---------
                                                                     75,453
                                                               ------------

Balance at end of period -
December 31, 1999
                                                              $ 114,453,644
                                                             ==============


Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                             $  34,872,322
  Adjustment to Prior Year
  Less Accumulated Depreciation of
real estate sold                                                   (75,453)
  Current year expense                                            4,069,805
                                                                -----------
Balance at end of period -
December 31, 1999                                             $  38,866,674
                                                                ===========



GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

                         #                                MONTHLY
                          OF                   INTEREST      DEBT      TERM
PARTNERSHIP              UNITS         BALANCE     RATE   SERVICE   (YEARS)
-----------              -----        -------- --------   -------   -------
Laynecrest                  48       1,461,812   10.63%    13,193        50
Martindale                  30         934,510    9.50%     7,591        50
La Villa Elena              54       1,470,278    9.00%    11,397        50
Rio Abajo                   42       1,391,865    9.50%    11,306        50
Fortville II                24         672,973    9.00%     5,214        50
Summitville                 24         734,117    9.00%     5,691        50
Suncrest                    40       1,471,953    9.00%    11,372        50
Brandywine III              32       1,087,455    9.00%     8,429        50
Concord IV                  32       1,083,925    9.50%     8,822        50
Dunbarton Oaks III          32       1,111,360    9.00%     8,270        50
Federal Manor               32       1,160,569    9.00%     8,994        50
Laurel Apts                 32       1,128,655    9.50%     9,191        50
Mulberry Hill IV            16         593,090    9.50%     4,822        50
Madison                     40       1,184,493    9.50%     9,604        50
Hannah's Mill               50       1,468,584    9.50%    11,920        50
Longleaf Apts.              36         967,305    9.50%     7,852        50
Sylacauga Garden            45       1,412,634    9.00%    10,941        50
Monroe Family               48       1,462,228    9.00%    11,294        50
Clayfed Apartments          32         985,418    9.75%     8,985        35
Westside Apts.              52       1,597,588    9.50%    15,673        35
Casa Linda                  41       1,376,247    9.50%    11,167        50
Rivermeade                  80       2,550,160    8.75%    19,753        50
Laurel Woods                40       1,275,220    9.00%     9,677        50
Keysville                   24         755,447    9.50%     6,137        50
Crosstown                  201       4,515,514    7.88%    36,182        30
Riverside Apts.             40       1,157,809    9.25%     8,204        50
Brookshire Apts.            46       1,391,537    8.75%    10,486        50
Sandridge Apts.             46       1,315,746    9.00%    10,071        50
Limestone Estates           25       1,151,612    9.00%     8,910        50
Eagle's Bay                 40       1,481,308    8.75%    11,153        50
Teton View                  40       1,429,955    8.25%    10,261        50
Albany                      24         734,655    9.00%     5,703        50
Burkesville                 24         736,551    9.50%     5,996        50
Scotts Hill                 12         408,552    8.75%     3,073        50
Sage                        44       1,473,978    8.75%    11,087        50
Claremont                   16         439,893    9.75%     3,750        50
Middleport                  25         949,574    8.75%     7,144        50
Oakwood Apts.               24         786,576    9.50%     6,379        50
Morgantown                  24         788,545    9.25%     6,226        50
Ashburn Housing             41       1,055,478    8.75%     7,935        50
Cuthbert Elderly            32         821,962    8.75%     6,189        50
Sandhill Forest             16         467,836    9.00%     3,615        50
Oakwood Grove               36       1,012,315    9.50%     8,215        50
Hastings Manor              24         700,157    9.00%     5,412        50
Lakewood Apts.              72       2,436,671    8.75%    18,332        50
Robinhood Apts.             48       1,467,212    9.75%    11,031        50
Skyview Terrace             48       1,334,678    8.50%     9,866        50
Mabank 1988                 42       1,112,307    8.75%     8,345        50
Buena Vista                 25         655,676    9.25%     5,187        50
Woodcroft                   32       1,154,809    9.00%     8,912        50
Spring Creek                18         491,023    9.00%     4,591        50
Spring Creek                24         533,500   11.50%     5,223        50
Milton Elderly              43       1,080,514    9.25%     8,547        50
Winder Apartments           48       1,422,488    8.75%    10,709        50
Hunters Ridge               40       1,169,095    9.00%     9,032        50
Stone Arbor                 40       1,486,820    9.25%    11,759        50
Greeneville                 40       1,202,325    9.25%     9,511        50
Centralia II                24         802,111    8.75%     6,031        50
Poteau IV                   32         593,313    9.00%     4,777        50
Barling                     48         916,984    9.00%     7,382        50
Booneville                  50       1,370,164    8.25%    10,250        50
Augusta                     66       1,923,862    8.75%    14,465        50
Meadows                     40       1,330,601    8.75%    10,010        50
Kenly Housing               48       1,334,873    8.75%    11,366        50
Fairview South              44       1,065,485    9.50%     8,648        50
River Road Apts.            43       1,136,561    8.75%     9,625        33
Middlefield                 36       1,086,067    9.25%     8,579        50
Floresville                 40       1,039,380    9.50%     8,466        50
Mathis Retirement           36         873,274    9.50%     7,082        50
Sabinal Housing             24         605,410    9.00%     4,674        50
Kingsland Housing           34         847,600    9.00%     6,554        50
Crestwood Villa II          36       1,089,236    9.00%     8,620        50
Poteau Prop. III            19         463,037    9.00%     3,569        50
Decatur Properties          24         774,321    8.75%     5,801        50
Broken Bow Prop II          46       1,482,455    8.75%    11,110        50
Turtle Creek II             42       1,243,209    9.00%     9,818        50
Pleasant Valley             32       1,149,553    8.75%     8,646        50
Hartwell Elderly            24         671,237    8.75%     5,045        50
Pulaski Village             44       1,387,645    9.25%    10,978        50
Southwood Apts.             40         953,164    8.75%     7,175        50
                                  ------------
                                  $ 91,844,099
                                  ============


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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds, Inc.
                           Raymond James Tax Credit Funds, Inc.


Date: July 12, 2000        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President


Date: July 12, 2000        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds, Inc.
                                Managing General Partner

Date: July 12, 2000             By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date: July 12, 2000             By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer


Date: July 12, 2000             By:/s/ J. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director