Form 10-Q
period 2000-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2000-08-09
CIK 824605

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended            June 30, 2000

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

                           YES     X              NO

                                                Number of Units
      Title of Each Class                        June 30, 2000
Units of Limited Partnership
Interest:  $1,000 per unit                          25,566

                     DOCUMENTS INCORPORATED BY REFERENCE

               Parts I and II, 1998 Form 10-K, filed with the
             Securities and Exchange Commission on July 12, 2000
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements
                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)
                           COMBINED BALANCE SHEETS
                                                 June 30,        March 31,
                                                   2000            2000
                                               -----------      -----------
                                               (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   845,019     $   823,494
 Accounts Receivable                                 1,837           2,786
 Investments in Securities                         423,426         414,814
 Prepaid Insurance                                     389             389
 Tenant Security Deposits                           13,072           5,413
                                               -----------    ------------
  Total Current Assets                           1,283,743       1,246,896
                                               -----------    ------------

 Investments in Securities                       1,299,501       1,272,923
 Investments in Project Partnerships, Net        2,359,541       2,500,833
 Replacement Reserves                               12,125           7,795
 Rental Property at Cost, Net                      938,217         952,107
                                              ------------    ------------
    Total Assets                               $ 5,893,127     $ 5,980,554
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $   324,774     $   341,758
 Accounts Payable                                    6,778           1,025
 Accrued Real Estate Taxes                          22,663          22,663
 Tenant Security Deposits                            6,300           6,500
 Accrued Management Fees                                 0               0
                                              ------------   -------------
  Total Current Liabilities                        360,515         371,946
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,785,141       2,663,740
 Mortgage Notes Payable                          1,247,442       1,247,442
                                              ------------   -------------
  Total Long Term Liabilities                    4,032,583       3,911,182
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (16,943)        (16,713)
                                              ------------    ------------
Partners' Equity (Deficit):
 Limited Partners (25,566 units out-
standing at June 30 and March 31, 2000)          1,725,792       1,920,987
 General Partners                                 (208,820)       (206,848)
                                              ------------    ------------
  Total Partners' Equity                         1,516,972       1,714,139
                                              ------------    ------------
    Total Liabilities and Partners'
Equity                                         $ 5,893,127     $ 5,980,554
                                              ============    ============

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)

                                                     2000            1999
                                                     ----            ----
Revenues:
 Rental                                        $    29,974     $    28,977
 Interest Subsidy                                        0               0
 Interest Income                                    46,661          47,880
 Miscellaneous                                         949           1,204
                                               -----------     -----------
  Total Revenues                                    77,584          78,061
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,170         124,573
 General and Administrative:
  General Partner                                    7,008           6,697
  Other                                              9,153          10,244
 Rental Operating Expenses                          25,680          15,732
 Interest                                           14,529           6,128
 Depreciation                                       13,890          13,617
 Amortization                                        4,171           5,525
                                              ------------    ------------
  Total Expenses                                   198,601         182,516

Loss Before Equity in Losses of Project
Partnerships                                      (121,017)       (104,455)
Equity in Losses of Project Partnerships           (76,380)       (162,095)
Minority Interest in Loss of Combined
Project Partnerships                                   230              52
                                              ------------    ------------
Net Loss                                      $   (197,167)   $   (266,498)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                             $   (195,195)   $   (263,833)
 General Partners                                   (1,972)         (2,665)
                                              ------------    ------------
                                              $   (197,167)   $   (266,498)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                             $      (7.63)   $     (10.32)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============


               See accompanying notes to financial statements.


                         GATEWAY TAX CREDIT FUND, LTD.
                        (A Florida Limited Partnership)

              COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

                                                   General
                                   Limited         Partners
                                   Partners       (Deficit)         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $  2,789,607    $  (198,074)    $  2,591,533

Net Loss                          (263,833)         (2,665)       (266,498)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  2,525,774    $  (200,739)    $  2,325,035
                              =============    ============   =============


Balance at March 31, 2000      $  1,920,987    $  (206,848)    $  1,714,139

Net Loss                          (195,195)         (1,972)       (197,167)
                              -------------    ------------   -------------

Balance at June 30, 2000       $  1,725,792    $  (208,820)    $  1,516,972
                              =============    ============   =============


               See accompanying notes to financial statements.


                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)
                                                      2000           1999
                                                      ----           ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net       $  (197,167)  $  (266,498)
Cash Used in Operating Activities:
   Amortization                                        4,171         5,525
   Depreciation                                       13,890        13,617
   Accreted Interest Income on Investments in
    Securities                                       (35,190)      (40,457)
   Equity in Losses of Project Partnerships           76,380       162,095
   Minority Interest in Losses of Combined
    Project Partnerships                                (230)          (52)
  Changes in Operating Assets and Liabilities:
   Decrease in Accounts Receivable                       949         3,552
   Increase in Prepaid Insurance                           0          (460)
   Increase (Decrease) in Accounts Payable             5,753        (2,452)
   (Increase) Decrease in Replacement Reserves        (4,330)        5,115
   Increase in Security Deposits                      (7,859)       (7,949)
   Increase in Payable to General Partners           104,417       125,197
                                                 -----------  ------------
     Net Cash Used in Operating Activities           (39,216)       (2,767)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
   Partnerships                                       60,741        41,168
                                                 -----------  ------------
     Net Cash Provided by Investing Activities        60,741        41,168
                                                 -----------  ------------
Increase in Cash and Cash Equivalents                 21,525        38,401

Cash and Cash Equivalents at Beginning of
Period                                               823,494       661,293
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  845,019    $  699,694
                                                 ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                                     $        0   $    6,128
                                                 ===========    ==========

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   NOTES TO COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 2000

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 2000. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Reclassifications

   For comparability, the 1999 and 1998 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2000. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 2000 Balance Sheet includes Investments in Securities equal to $1,722,927 ($423,426 and $1,299,501). These investments consist of U. S.
Treasury Security Strips at their cost, plus accreted interest income of $929,308. The estimated market value at June 30, 2000 of these debt securities is $1,795,504 resulting in a gross unrealized gain of $72,577.

  As of June 30, 2000, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                             $   423,426
   After 1 year through 5 years                    1,299,501
   After 5 years through 10 years                          0
                                                  ----------
   Total Amount Carried on Balance Sheet         $ 1,722,927
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                           2000             1999
                                      ----------        ----------
Asset Management Fee                   $124,170          $124,573
General and Administrative Expenses       7,008             6,697

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at June 30, 2000:
                                                  Accumulated       Book
                                       Cost       Depreciation      Value
                                    ----------    ------------    ---------
Land                                $   47,000     $       0     $   47,000
Buildings                            1,421,429       540,459        880,970
Furniture and Appliances                49,991        39,744         10,247
                                     ---------     ---------      ---------
Net Book Value                      $1,518,420     $ 580,203      $ 938,217
                                     =========     =========      =========

 A summary of the rental property is as follows at June 30, 1999:
                                                   Accumulated       Book
                                         Cost      Depreciation      Value
                                      --------    --------------    -------
Land                                $   47,000     $       0     $   47,000
Buildings                            1,417,868       488,461        929,407
Furniture and Appliances                49,595        35,906         13,689
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 524,367    $   990,096
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
                ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 2000:

                                                  JUNE 30,        MARCH 31,
                                                    2000            2000
                                               -------------   ------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,674,940)    (16,598,559)

Cumulative distributions received from
Project Partnerships                               (682,245)       (621,503)
                                                -------------   -------------
Investment in Project Partnerships before
adjustments                                         624,822         761,945

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (519,997)       (515,827)
                                                ------------    ------------

Investments in Project Partnerships             $ 2,359,541     $ 2,500,833
                                                ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $9,167,836 for the period ended June 30, 2000 and cumulative suspended losses of $8,576,100 for the year ended March 31, 2000 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
                                                   2000             1999
                                                   ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,793,590     $ 9,357,872
  Investment properties, net                    74,690,532      78,524,424
  Other assets                                     180,951         192,275
                                              ------------    ------------
    Total assets                               $84,665,073     $88,074,571
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                          $ 3,148,313     $ 2,878,486
  Long-term debt                                91,776,172      92,201,747
                                              ------------    ------------
    Total liabilities                           94,924,485      95,080,233
                                              ------------    ------------
Partners' equity
  Limited Partner                               (8,807,259)     (5,704,874)
  General Partners                              (1,452,153)     (1,300,788)
                                              ------------    ------------
    Total Partners' equity                     (10,259,412)     (7,005,662)
                                              ------------    ------------
    Total liabilities and partners' equity     $84,665,073     $88,074,571
                                              ============    ============

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 3,054,866     $ 3,057,647
Expenses:                                     ------------    ------------
  Operating expenses                             2,037,716       2,021,426
  Interest expense                                 795,910         843,983
  Depreciation and amortization                    896,106         893,160
                                              ------------    ------------
    Total expenses                               3,729,732       3,758,569
                                              ------------    ------------
      Net loss                                $   (674,866)   $   (700,922)
                                              ============    ============

Other partners' share of net loss             $     (6,750)   $     (7,009)
                                              ============    ============
Partnerships' share of net loss               $   (668,116)   $   (693,913)
Suspended losses                                   591,736         531,818
                                              ------------    ------------
Equity in Losses of Project Partnerships      $    (76,380)   $   (162,095)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the three months ended June 30, 2000 and June 30, 1999.

   Equity in Losses of Project Partnerships for the three months ended June 30, 2000 decreased from $162,095 for the three months ended June 30, 1999 to $76,380 as a result of not including losses of $591,736, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $197,167 for the three months ended June 30, 2000. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $39,216. The net cash provided by investing activities was $60,741 consisting of cash distributions received from Project Partnerships.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2000, Gateway had $845,019 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,722,927  in  Zero
Coupon Treasuries with maturities providing $463,000 in fiscal year 2001 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.





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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date: August 9, 2000       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: August 9, 2000       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer