Form 10-Q
period 2000-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2000-11-14
CIK 824605

GTWY
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        September 30, 2000

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

                           YES     X              NO

                                                Number of Units
    Title of Each Class                       September 30, 2000
Units of Limited Partnership
Interest:  $1,000 per unit                          25,566

                     DOCUMENTS INCORPORATED BY REFERENCE
               Parts I and II, 1999 Form 10-K, filed with the
             Securities and Exchange Commission on July 12, 2000
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements
                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)
                           COMBINED BALANCE SHEETS
                                               September 30,      March 31,
                                                   2000             2000
                                                -----------      -----------
                                               (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   628,195     $   823,494
 Accounts Receivable                                17,728           2,786
 Investments in Securities                         430,073         414,814
 Prepaid Insurance                                      84             389
 Tenant Security Deposits                           18,848           5,413
                                               -----------    ------------
  Total Current Assets                           1,094,928       1,246,896

 Investments in Securities                       1,211,652       1,272,923
 Investments in Project Partnerships, Net        2,232,486       2,500,833
 Replacement Reserves                               13,709           7,795
 Rental Property at Cost, Net                      924,327         952,107
                                              ------------    ------------
    Total Assets                               $ 5,477,102    $  5,980,554
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $   334,994     $   341,758
 Accounts Payable                                   17,463           1,025
 Accrued Real Estate Taxes                          22,663          22,663
 Tenant Security Deposits                            6,857           6,500
                                              ------------   -------------
  Total Current Liabilities                        381,977         371,946
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,603,278       2,663,740
 Mortgage Notes Payable                          1,247,442       1,247,442
                                              ------------   -------------
  Total Long Term Liabilities                    3,850,720       3,911,182
                                              ------------   -------------
Minority Interest in Local Limited
Partnerships                                      (17,150)        (16,713)
Partners' Equity (Deficit):                   ------------    ------------
 Limited Partners (25,566 units
 Outstanding at September 30 and
 March 31, 2000)                                 1,472,929       1,920,987
 General Partners                                (211,374)       (206,848)
                                              ------------    ------------
  Total Partners' Equity                         1,261,555       1,714,139
                                              ------------    ------------
    Total Liabilities and Partners'
    Equity                                     $ 5,477,102     $ 5,980,554
                                              ============    ============
               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)

                                                     2000            1999
                                                     ----            ----
Revenues:
 Rental                                        $    31,169     $    30,248
 Interest Subsidy                                        0               0
 Interest Income                                    46,439          47,105
 Miscellaneous                                         932             853
                                               -----------     -----------
  Total Revenues                                    78,540          78,206
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,170         124,573
 General and Administrative:
  General Partner                                   14,801          18,568
  Other                                             18,541          21,267
 Rental Operating Expenses                          25,428          27,085
 Interest                                           13,527          22,193
 Depreciation                                       13,890          13,617
 Amortization                                        4,171           5,525
                                              ------------    ------------
  Total Expenses                                   214,528         232,828
                                              ------------    ------------
Loss Before Equity in Losses of Project
Partnerships                                      (135,988)       (154,622)
Equity in Losses of Project Partnerships          (119,636)       (211,225)
Minority Interest in Loss of Combined
Project Partnership                                    207             317
                                               ------------    ------------
Net Loss                                       $  (255,417)    $  (365,530)
                                               ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (252,863)    $  (361,875)
 General Partners                                   (2,554)         (3,655)
                                               ------------    ------------
                                               $  (255,417)    $  (365,530)
                                               ============    ============
Net Loss Per Number of Limited
Partnership Units                              $     (9.90)    $    (14.15)
Number of Limited Partnership Units            ============    ============
Outstanding                                         25,566          25,566
                                               ============    ============

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)

                                                     2000            1999
                                                     ----            ----
Revenues:
 Rental                                        $    61,143     $    59,225
 Interest Subsidy                                        0               0
 Interest Income                                    93,100          94,985
 Miscellaneous                                       1,881           2,057
                                               -----------     -----------
  Total Revenues                                   156,124         156,267
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              248,340         249,146
 General and Administrative:
  General Partner                                   21,809          25,265
  Other                                             27,694          31,511
 Rental Operating Expenses                          51,108          42,817
 Interest                                           28,056          28,321
 Depreciation                                       27,780          27,234
 Amortization                                        8,342          11,050
                                              ------------    ------------
  Total Expenses                                   413,129         415,344
                                              ------------    ------------
Loss Before Equity in Losses of Project
Partnerships                                      (257,005)       (259,077)
Equity in Losses of Project Partnerships          (196,016)       (373,320)
Minority Interest in Loss of Combined
Project Partnership                                    437             369
                                              ------------    ------------
Net Loss                                       $  (452,584)    $  (632,028)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (448,058)    $  (625,708)
 General Partners                                   (4,526)         (6,320)
                                              ------------    ------------
                                               $  (452,584)    $  (632,028)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (17.53)    $    (24.47)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

              COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)


                                 Limited        General
                                 Partners       Partners         Total
                                ---------       --------         -----

Balance at March 31, 2000       $  1,920,987    $  (206,848)   $  1,714,139

Net Loss                            (448,058)        (4,526)       (452,584)
                               -------------   ------------   -------------

Balance at September 30,2000    $  1,472,929    $  (211,374)   $  1,261,555
                               =============   ============   =============



               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
                                                     2000           1999
                                                     ----           ----
Cash Flows from Operating Activities:
 Net Loss                                        $  (452,584)  $  (632,028)
 Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
    Amortization                                       8,342        11,050
    Depreciation                                      27,780        27,234
    Accreted Interest Income on Investments in
    Securities                                       (69,987)      (80,860)
    Equity in Losses of Project Partnerships         196,016       373,320
    Interest Income from Redemption in
    Securities                                        47,542        39,818
    Minority Interest in Losses of Combined
    Project Partnerships                                (437)         (369)
    Changes in Operating Assets and
    Liabilities:
      Increase in Accounts Receivable                (14,942)      (16,172)
      (Increase) Decrease in Prepaid Insurance           305         (245)
      Decrease in Accounts Payable                    16,438        15,843
      (Increase) Decrease in Replacement              (5,914)        3,647
      Reserves
      Increase in Security Deposits                  (13,078)      (11,696)
      Increase in Accrued Real Estate Taxes                0             1
      Decrease in Payable to General Partners        (67,227)      (51,722)
                                                 -----------  ------------
        Net Cash Used in Operating Activities       (327,746)     (322,179)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              68,458        71,182
  Distributions Received from Project
  Partnerships                                        63,989        51,886
                                                 -----------  ------------
        Net Cash Provided by Investing
        Activities                                   132,447       123,068
                                                 -----------  ------------
Decrease in Cash and Cash Equivalents               (195,299)     (199,111)
Cash and Cash Equivalents at Beginning of
Period                                               823,494       661,293
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  628,195    $  462,182
                                                 ===========   ===========
Supplemental Cash Flow Information:
Interest Paid                                     $   28,056    $   28,322
                                                 ===========    ==========

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000
NOTE 1 - ORGANIZATION:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

  The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"),two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the genera l partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2000. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon,Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.

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

Investment in Securities

   Effective April 1, 1995, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its
debt  securities  as  held-to-maturity,  available-for-sale   or   trading
securities, dependent upon Gateway's intent in holding the securities. Gateway's intent dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2000 Balance Sheet includes Investments in Securities equal to $1,641,725 ($430,073 and $1,211,652). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $916,564. The estimated market value at September 30, 2000 of these debt securities is $1,713,389 resulting in a gross unrealized gain of $71,664.

  As of September 30, 2000, the cost and accreted interest by contractual maturities is as follows:
   Due within 1 year                              $  430,073
   After 1 year through 5 years                    1,211,652
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,641,725
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                          2000              1999
                                       ---------          --------
Asset Management Fee                   $248,340          $249,146
General and Administrative Expenses      21,809            25,265

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at September 30, 2000:
                                                   Accumulated       Book
                                       Cost       Depreciation      Value
                                      ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,421,429       552,506        868,923
Furniture and Appliances                49,991        41,587          8,404
                                     ---------     ---------      ---------
Net Book Value                      $1,518,420     $ 594,093      $ 924,327
                                     =========     =========      =========
NOTE 6 - MORTGAGE NOTE PAYABLE:

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

Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/00        $   3,631
  12/31/01            3,716
  12/31/02            3,804
  12/31/03            3,893
  12/31/04            3,985
  Thereafter        820,386
                  ---------
  Total          $ 839,415
                  =========
  The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 1998 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

  Expected maturities of the mortgage note payable are as follows:

  Year Ending        Amount
  -----------        ------
  12/31/00        $   1,224
  12/31/01            1,253
  12/31/02            1,282
  12/31/03            1,312
  12/31/04            1,342
  Thereafter        401,614
                  ---------
  Total           $ 408,027
                  =========


NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2000:

                                               SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                               --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,794,574)    (16,598,559)

Cumulative distributions received from
Project Partnerships                               (685,493)       (621,503)
                                               ------------    ------------
Investment in Project Partnerships before
adjustment                                          501,940         761,945

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
fees and expenses                                  (524,170)       (515,827)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,232,486     $ 2,500,833
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $9,747,261 for the period ended September 30, 2000 and cumulative suspended losses of $8,576,100 for the year ended March 31, 2000 are not included.

In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:
                                                   2000             1999
                                                   ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 9,863,963     $ 9,551,372
  Investment properties, net                    73,837,865      77,678,356
  Other assets                                     182,309         190,308
                                              ------------    ------------
    Total assets                               $83,884,137     $87,420,036
                                              ============    ============
Liabilities and Partners' Deficit:
  Current liabilities                          $ 3,131,161     $ 3,348,036
  Long-term debt                                91,730,981      92,049,467
                                              ------------    ------------
    Total liabilities                           94,862,142      95,397,503
                                              ------------    ------------
Partners' deficit
  Limited Partner                               (9,512,557)     (6,644,227)
  General Partners                              (1,465,448)     (1,333,240)
                                              ------------    ------------
    Total Partners' deficit                    (10,978,005)     (7,977,467)
                                              ------------    ------------
    Total liabilities and partners'deficit     $83,884,137     $87,420,036
                                              ============    ============

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 6,046,520     $ 5,845,461
Expenses:                                     ------------    ------------
  Operating expenses                             4,035,906       4,170,857
  Interest expense                               1,600,877       1,515,035
  Depreciation and amortization                  1,790,723       1,780,157
                                              ------------    ------------
    Total expenses                               7,427,506       7,466,049
                                              ------------    ------------
      Net loss                                 $(1,380,986)    $(1,620,588)
                                              ============    ============
Other partners' share of net loss              $   (14,089)    $   (16,206)
                                              ============    ============
Partnerships' share of net loss                $(1,367,177)    $(1,604,382)
Suspended losses                                 1,171,161       1,231,062
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (196,016)    $  (373,320)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the six and three months ended September 30, 2000 and 1999.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses for the six months ended September 30, 2000 decreased from $1,604,382 for the six months ended September 30, 1999 to $1,367,177 as a result of higher occupancy rates this quarter. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $452,584 for the six months ended September 30, 2000. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $327,746. The net cash provided by investing activities was $132,447 consisting of $63,989 in cash distributions received from Project Partnerships and $68,458 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2000, Gateway had $628,195 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,641,725  in  Zero
Coupon Treasuries with maturities providing $463,000 in fiscal year 2001 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.





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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.





Date: November 3, 2000     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: November 3, 2000     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer