Form 10-Q
period 2000-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2001-03-01
CIK 824605

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended        December 31, 2000
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

                           YES     X              NO

                                                         Number of Units
    Title of Each Class                                 December 31, 2000
Units of Limited Partnership
Interest:  $1,000 per unit                                   25,566


                     DOCUMENTS INCORPORATED BY REFERENCE
               Parts I and II, 2000 Form 10-K, filed with the
             Securities and Exchange Commission on July 12, 2000
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements
                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)
                           COMBINED BALANCE SHEETS
                                            December 31,      March 31,
                                                2000            2000
                                            -----------      -----------
                                            (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $  581,343     $   450,407
 Accounts Receivable                                53,277          15,733
 Investments in Securities                         430,073         416,099
 Prepaid Insurance                                     221             245
 Tenant Security Deposits                           24,849          11,325
                                               -----------    ------------
  Total Current Assets                           1,089,763         893,809
                                               -----------    ------------
 Investments in Securities                       1,246,697       1,541,549
 Investments in Project Partnerships, Net        2,257,545       2,500,950
 Replacement Reserves                               13,798          12,421
 Rental Property at Cost, Net                      911,647         962,862
                                              ------------    ------------
    Total Assets                               $ 5,519,450    $  5,911,591
                                              ============    ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       329,333     $   327,226
 Accounts Payable                                   11,207          13,952
 Accrued Real Estate Taxes                          22,663          22,691
 Tenant Security Deposits                            6,400           6,400
                                              ------------   -------------
  Total Current Liabilities                        369,603         370,269
                                              ------------   -------------
Long-Term Liabilities:
 Payable to General Partners                     2,724,927       2,544,735
 Mortgage Notes Payable                          1,247,442       1,252,123
                                              ------------   -------------
  Total Long Term Liabilities                    3,972,369       3,796,858
                                              ------------   -------------
Minority   Interest  in   Local   Limited
Partnerships                                       (17,192)        (16,776)
                                              ------------    ------------
Partners' Equity:
 Limited Partners (25,566 units
 Outstanding at December 31 and
 March 31, 2000)                                 1,406,713       1,967,617
 General Partners                                 (212,043)       (206,377)
                                              ------------    ------------
  Total Partners' Equity                         1,194,670       1,761,240
                                              ------------    ------------
    Total Liabilities and Partners'
    Equity                                     $ 5,519,450     $ 5,911,591
                                              ============    ============
               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)

                                                     2000            1999
                                                     ----            ----
Revenues:
 Rental                                        $    29,617     $    30,592
 Interest Income                                    44,006          47,086
 Miscellaneous                                       1,179           1,071
                                               -----------     -----------
  Total Revenues                                    74,802          78,749
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              124,170         124,573
 General and Administrative:
  General Partner                                    5,529           6,507
  Other                                              8,685           5,201
 Rental Operating Expenses                          26,813          20,327
 Interest                                           (5,458)         12,008
 Depreciation                                       13,890          13,618
 Amortization                                        4,171           5,525
                                              ------------    ------------
  Total Expenses                               $   177,800     $   187,759

Loss Before Equity in Losses of Project
Partnerships                                      (102,998)       (109,010)
Equity in Gains (Losses) of Project
Partnerships                                        36,071         (89,397)
Minority Interest in Loss of Combined
Project Partnership                                     42             142
                                              ------------    ------------
Net Loss                                       $   (66,885)    $  (198,265)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $   (66,216)    $  (196,282)
 General Partners                                     (669)         (1,983)
                                              ------------    ------------
                                               $   (66,885)    $  (198,265)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $     (2.59)    $     (7.68)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)

                                                     2000            1999
                                                     ----            ----
Revenues:
 Rental                                         $   90,760     $    89,817
 Interest Income                                   137,106         142,071
 Miscellaneous                                       3,060           3,128
                                               -----------     -----------
  Total Revenues                                   230,926         235,016
                                               -----------     -----------
Expenses:
 Asset Management Fee-General Partner              372,510         373,719
 General and Administrative:
  General Partner                                   27,338          31,772
  Other                                             36,379          36,712
 Rental Operating Expenses                          77,921          63,144
 Interest                                           22,598          40,329
 Depreciation                                       41,670          40,852
 Amortization                                       12,513          16,575
                                              ------------    ------------
  Total Expenses                               $   590,929     $   603,103

Loss Before Equity in Losses of Project
Partnerships                                      (360,003)       (368,087)
Equity in Losses of Project Partnerships          (159,945)       (462,717)
Minority Interest in Loss of Combined
Project Partnership                                    479             511
                                              ------------    ------------
Net Loss                                       $  (519,469)    $  (830,293)
                                              ============    ============
Allocation of Net Loss:
 Limited Partners                              $  (514,274)    $  (821,990)
 General Partners                                   (5,195)         (8,303)
                                              ------------    ------------
                                               $  (519,469)    $  (830,293)
                                              ============    ============
Net Loss Per Number of Limited
Partnership Units                              $    (20.12)    $    (32.15)
Number of Limited Partnership Units           ============    ============
Outstanding                                         25,566          25,566
                                              ============    ============

               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                   COMBINED STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                     Limited        General
                                     Partners       Partners         Total
                                    ---------       --------         -----


Balance at March 31, 2000       $  1,920,987    $  (206,848)   $  1,714,139

Net Loss                            (514,274)        (5,195)       (519,469)
                               -------------   ------------   -------------

Balance at December 31,2000     $  1,406,713    $  (212,043)   $  1,194,670
                               =============   ============   =============


               See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
                                                      2000           1999
                                                      ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (519,469)  $  (830,293)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                       12,513        16,575
   Depreciation                                       41,670        40,852
   Accreted Interest Income on Investments in
   Securities                                       (105,033)     (121,610)
   Equity in Losses of Project Partnerships          159,945       462,717
   Interest Income from Redemption in
   Securities                                         47,542        39,818
   Minority Interest in Losses of Combined
   Project Partnerships                                 (479)         (511)
Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable                   (50,491)      (29,746)
   (Increase) Decrease in Prepaid Insurance              168          (245)
   Decrease in Accounts Payable                       10,182        11,461
   (Increase) Decrease in Replacement Reserves        (6,003)        2,270
   Increase in Security Deposits                     (19,536)      (10,169)
   Increase in Payable to General Partners            48,762        76,848
                                                 -----------  ------------
     Net Cash Used in Operating Activities          (380,229)     (342,033)
                                                 -----------  ------------
Cash Flows from Investing Activities:
  Redemption of Investment in Securities              68,458        71,182
  Purchase of Equipment                               (1,210)            0
Distributions Received from Project
Partnerships                                          70,830        59,965
                                                 -----------  ------------
     Net Cash Provided by Investing
      Activities                                     138,078       131,147
                                                 -----------  ------------
Decrease in Cash and Cash Equivalents               (242,151)     (210,886)
Cash and Cash Equivalents at Beginning of
Period                                               823,494       661,293
                                                 -----------   -----------
Cash and Cash Equivalents at End of Period        $  581,343    $  450,407
                                                 ===========   ===========
Supplemental Cash Flow Information:
Interest Paid                                     $        0     $       0
                                                 ===========    ==========
               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND, LTD.
                       (A Florida Limited Partnership)
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                              DECEMBER 31, 2000
NOTE 1 - ORGANIZATION:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2000. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2000 Balance Sheet includes Investments in Securities equal to $1,676,770 ($439,177 and $1,237,593). These investments consist of
U. S. Treasury Security Strips at their cost, plus accreted interest income of $951,609. The estimated market value at December 31, 2000 of these debt securities is $1,764,144 resulting in a gross unrealized gain of $87,374.

  As of December 31, 2000, the cost and accreted interest by contractual maturities is as follows:

   Due within 1 year                              $  439,177
   After 1 year through 5 years                    1,237,593
                                                  ----------
   Total Amount Carried on Balance Sheet          $1,676,770
                                                  ==========

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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                         2000              1999
                                       ---------          --------
Asset Management Fee                   $372,510          $373,719
General and Administrative Expenses      27,338            31,772

NOTE 5 - RENTAL PROPERTY

 A summary of the rental property is as follows at December 31, 2000:
                                                   Accumulated       Book
                                        Cost       Depreciation      Value
                                       ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                            1,421,429       565,424        856,005
Furniture and Appliances                51,201        42,559          8,642
                                     ---------     ---------      ---------
Net Book Value                      $1,519,630     $ 607,983      $ 911,647
                                     =========     =========      =========

 A summary of the rental property is as follows at December 31, 1999:
                                                   Accumulated       Book
                                        Cost       Depreciation      Value
                                       ------      ------------      -----
Land                                $   47,000     $       0     $   47,000
Buildings                           1,417,8689       512,989        904,879
Furniture and Appliances                49,595        38,612         10,983
                                     ---------     ---------      ---------
Net Book Value                      $1,514,463     $ 551,601     $  962,862
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

  Expected maturities of the mortgage note payable are as follows:

       Year Ending        Amount
       -----------        ------
       12/31/00         $  3,631
       12/31/01            3,716
       12/31/02            3,804
       12/31/03            3,893
       12/31/04            3,985
       Thereafter        820,386
                      -----------
       Total            $839,415
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

  Expected maturities of the mortgage note payable are as follows:

       Year Ending        Amount
       -----------        ------
       12/31/00         $  1,224
       12/31/01            1,253
       12/31/02            1,282
       12/31/03            1,312
       12/31/04            1,342
       Thereafter        401,614
                      -----------
       Total            $408,027
                      ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project
Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2000:

                                                DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                               --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 17,982,007    $ 17,982,007

Cumulative equity in losses of Project
Partnerships (1)                                (16,758,504)    (16,598,559)

Cumulative distributions received from
Project Partnerships                               (692,334)       (621,503)
                                              -------------   -------------
Investment in Project Partnerships before
adjustment                                          531,169         761,945

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,254,716       2,254,715
 Accumulated amortization of acquisition
 fees and expenses                                 (528,340)       (515,827)
                                               ------------    ------------
Investments in Project Partnerships             $ 2,257,545     $ 2,500,833
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $9,666,580 for the period ended December 31, 2000 and cumulative suspended losses of $8,576,100 for the year ended March 31, 2000 are not included.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                    2000             1999
                                                    ----             ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $10,217,871     $ 9,876,129
  Investment properties, net                    73,082,759      76,823,271
  Other assets                                     187,141         196,930
                                              ------------    ------------
    Total assets                               $83,487,771     $86,896,330
                                              ============    ============
Liabilities and Partners' Equity:
  Current liabilities                            2,746,902       3,478,678
  Long-term debt                                91,643,497      91,947,571
                                              ------------    ------------
    Total liabilities                           94,390,399      95,426,249
                                              ------------    ------------
Partners' equity
  Limited Partner                               (9,399,252)     (7,191,155)
  General Partners                              (1,503,376)     (1,338,764)
                                              ------------    ------------
    Total Partners' equity                     (10,902,628)     (8,529,919)
                                              ------------    ------------
    Total liabilities and partners' equity     $83,487,771     $86,896,330
                                              ============    ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 9,260,183     $ 9,069,452
Expenses:                                     ------------    ------------
  Operating expenses                             5,861,999       6,109,192
  Interest expense                               1,958,493       2,463,059
  Depreciation and amortization                  2,702,747       2,670,242
                                              ------------    ------------
    Total expenses                              10,523,239      11,242,493
                                              ------------    ------------
      Net loss                                 $(1,263,056)    $(2,173,041)
                                              ============    ============
Other partners' share of net loss              $   (12,631)    $   (21,730)
                                              ============    ============
Partnerships' share of net loss                 (1,250,425)     (2,151,311)
Suspended losses                                 1,090,480       1,688,594
                                              ------------    ------------
Equity in Losses of Project Partnerships       $  (159,945)    $  (462,717)
                                              ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the nine and three months ended December 31, 2000 and 1999.

  Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $462,717 for the nine months ended December 31, 1999 to $159,945 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $519,469 for the nine months ended December 31, 2000. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $380,229. The net cash provided by investing activities was $138,078 consisting of $70,830 in cash distributions received from Project Partnerships and $68,458 from matured Zero Coupons, and $1,210 of equipment purchases.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2000, Gateway had $581,343 of short term investments  (Cash  and Cash Equivalents).  It also had  $1,676,770  in  Zero
Coupon Treasuries with maturities providing $417,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.



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


                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By:
                           Raymond James Tax Credit Funds, Inc.



Date: 3/01/01              By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: 3/01/01              By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer