Form 10-Q/A
period 2000-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2001-07-06
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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
  Title of Each Class                                  December 31, 200 0
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

PART I - Financial Information
Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
December 31, 2000 ----------- (Unaudited)	March 31, 2000 ----------- (Audited)

ASSETS

Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities
 Prepaid Insurance
 Tenant Security Deposits

  Total Current Assets

 Investments in Securities
 Investments in Project        Partnerships, Net
 Replacement Reserves
 Rental Property at Cost,   Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term   Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity:
 Limited Partners (25,566  units Outstanding at December  31 and March 31, 2000)
 General Partners

  Total Partners' Equity

   Total Liabilities and    Partners' Equity

$   581,343
53,277
439,177
221
24,849
-----------
1,098,867
-----------
1,237,593

2,257,545
13,798

911,647
------------
$ 5,519,450
============

 $   329,333
11,207
22,663
6,400
------------
369,603
------------

2,724,927
1,247,442
------------
3,972,369
------------

(17,192)
------------

1,406,713
(212,043)
------------
1,194,670
------------

$ 5,519,450
============

$   823,494
2,786
414,814
389
5,413
------------
1,246,896
------------
1,272,923

2,500,833
7,795

952,107
------------
$  5,980,554
============

 $   341,758
1,025
22,663
6,500
-------------
371,946
-------------

2,663,740
1,247,442
-------------
3,911,182
-------------

(16,713)
------------

1,920,987
(206,848)
------------
1,714,139
------------

$ 5,980,554
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

2000 ----	1999 ----

Revenues:
 Rental
 Interest Income
 Miscellaneous

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Gains (Losses) of Project Partnerships
Minority Interest in Loss of Combined Project Partnership

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    29,617
44,006
1,179
-----------
74,802
-----------

124,170

5,529
8,685
26,813
(5,458)
13,890
4,171
------------
$   177,800
============

(102,998)

36,071

42
------------
$   (66,885)
============

$   (66,216)
(669)
------------
$   (66,885)
============

$     (2.59)
============

25,566
============

$    30,592
47,086
1,071
-----------
78,749
-----------

124,573

6,507
5,201
20,327
12,008
13,618
5,525
------------
$   187,759
============

(109,010)

(89,397)

142
------------
$  (198,265)
============

$  (196,282)
(1,983)
------------
$  (198,265)
============

$     (7.68)
============

25,566
============

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

2000 ----	1999 ----

Revenues:
 Rental
 Interest Income
 Miscellaneous

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships
Minority Interest in Loss of Combined Project Partnership

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   90,760
137,106
3,060
-----------
230,926
-----------

372,510

27,338
36,379
77,921
22,598
41,670
12,513
------------
$   590,929
============

(360,003)

(159,945)

479
------------
$  (519,469)
============

$  (514,274)
(5,195)
------------
$  (519,469)
============

$    (20.12)
============

25,566
============

$    89,817
142,071
3,128
-----------
235,016
-----------

373,719

31,772
36,712
63,144
40,329
40,852
16,575
------------
$   603,103
============

(368,087)

(462,717)

511
------------
$  (830,293)
============

$  (821,990)
(8,303)
------------
$  (830,293)
============

$    (32.15)
============

25,566
============

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)
	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at December 31,1999 Balance at March 31, 2000 Net Loss Balance at December 31,2000	$ 2,789,607 (821,990) ------------- $ 1,967,617 ============= $ 1,920,987 (514,274) ------------- $ 1,406,713 =============	$ (198,074) (8,303) ------------ $ (206,377) ============ $ (206,848) (5,195) ------------ $ (212,043) ============	$ 2,591,533 (830,293) ------------- $ 1,761,240 ============= $ 1,714,139 (519,469) ------------- $ 1,194,670 =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Unaudited)
2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments    in Securities
   Equity in Losses of Project Partnerships
   Interest Income from Redemption in
   Securities
   Minority Interest in Losses of Combined    Project Partnerships

Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   (Increase) Decrease in Prepaid Insurance
   Decrease in Accounts Payable
   (Increase) Decrease in Replacement    Reserves
   Increase in Security Deposits
   Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Purchase of Equipment
Distributions Received from Project Partnerships

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (519,469)

12,513
41,670

(105,033)
159,945

47,542

(479)

(50,491)
168
10,182

(6,003)
(19,536)
48,762
-----------
(380,229)
-----------

68,458
(1,210)

70,830
-----------
138,078
-----------

(242,151)

823,494
-----------

$  581,343
===========

$ (830,293)

16,575
40,852

(121,610)
462,717

39,818

(511)

(29,746)
(245)
11,461

2,270
(10,169)
76,848
------------
(342,033)
------------

71,182
0

59,965
------------
131,147
------------

(210,886)

661,293
-----------

$  450,407
===========

Supplemental Cash Flow Information:
Interest Paid	$ 0 ===========	$ 0 ==========

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

   As of December 31, 2000, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                             $   439,177
     After 1 year through 5 years                    1,237,593
                                                     ----------
     Total Amount Carried on Balance Sheet         $ 1,676,770
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                              2000               1999
                                          ---------           --------
    Asset Management Fee                 $372,510            $373,719
    General and Administrative Expenses    27,338              31,772

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2000:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,421,429 51,201 ----------- $1,519,630 ===========	$ 0 565,424 42,559 ---------- $ 607,983 ==========	$ 47,000 856,005 8,642 ---------- $ 911,647 ==========

   A summary of the rental property is as follows at March 31, 2000:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,421,429 49,991 ----------- $1,518,420 ===========	$ 0 526,671 39,642 ---------- $ 566,313 ==========	$ 47,000 894,758 10,349 ---------- $ 952,107 ==========

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

   Expected maturities of the mortgage note payable are as follows:

                  Year Ending                Amount
                  -----------                -------
                   12/31/00                 $  3,631
                   12/31/01                    3,716
                   12/31/02                    3,804
                   12/31/03                    3,893
                   12/31/04                    3,985
                   Thereafter                820,386
                                            -----------
                   Total                    $839,415
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

   Expected maturities of the mortgage note payable are as follows:

                Year Ending                       Amount
                ----------                      ----------
                  12/31/00                        $  1,224
                  12/31/01                           1,253
                  12/31/02                           1,282
                  12/31/03                           1,312
                  12/31/04                           1,342
                  Thereafter                      401,614
                                                -----------
                  Total                          $408,027
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

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2000:

DECEMBER 31, 2000 --------------	MARCH 31, 2000 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of  acquisition  fees and expenses

Investments in Project Partnerships

$ 17,982,007 (16,758,504) (692,334) ------------- 531,169 2,254,716 (528,340) ------------ $ 2,257,545 ============	$ 17,982,007 (16,598,559) (621,503) ------------- 761,945 2,254,715 (515,827) ------------ $ 2,500,833 ============

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

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
2000 ----	1999 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'     equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$10,217,871
73,082,759
187,141
------------
$83,487,771
============

2,746,902
91,643,497
------------
94,390,399
------------

(9,399,252)
(1,503,376)
------------
(10,902,628)
------------

$83,487,771
============

$ 9,260,183
------------
5,861,999
1,958,493
2,702,747
------------
10,523,239
------------
$(1,263,056)
============
$   (12,631)
============
(1,250,425)
1,090,480
------------
$  (159,945)
============

$ 9,876,129
76,823,271
196,930
------------
$86,896,330
============

3,478,678
91,947,571
------------
95,426,249
------------

(7,191,155)
(1,338,764)
------------
(8,529,919)
------------

$86,896,330
============

$ 9,069,452
------------
6,109,192
2,463,059
2,670,242
------------
11,242,493
------------
$(2,173,041)
============
$   (21,730)
============
(2,151,311)
1,688,594
------------
$  (462,717)
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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2000, Gateway had $581,343 of short term investments (Cash and Cash Equivalents). It also had $1,676,770 in Zero Coupon Treasuries with maturities providing $417,000 in fiscal year 2000 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee .

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

                            GATEWAY TAX CREDIT FUND, LTD.
                            (A Florida Limited Partnership)
                            By: Raymond James Tax Credit Funds, Inc.

Date: July 3, 2001          By:/s/ Ronald M. Diner
                            Ronald M. Diner
                            President

Date: July 3, 2001          By:/s/ Sandra L. Furey
                            Sandra L. Furey
                            Secretary and Treasurer