Form 10-K
period 2001-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2001-07-17
CIK 824605

                                FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                              (FEE REQUIRED)

For the fiscal year ended               March 31, 2001

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

                                  Number of Record Holders
Title of Class                       as of March 31, 2001

Limited Partnership Interest                 1,983
General Partner Interest                         2

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

   The primary sources of funds for the year ended March 31, 2001 were from the maturity of Treasury Notes for $439,000, interest income of $40,877 earned on cash and cash equivalents, and $108,085 in distributions received from Project Partnerships. As of March 31, 2001 Gateway had $950,106 of Cash and Cash Equivalents and $1,383,297 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2001 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 12.5% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2000:
Item 2 - Properties (continued): LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- ----------- ----- -------- -------- ------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apartments
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

Medway, OH
Union, OH
Bernalillo, NM
Truth/Conseqnces,NM
Fortville, IN
Summitville, IN
Yanceyville, NC
Millsboro, DE
Perryville, MD
Georgetown, DE
Federalsburg, MD
Laurel, DE
Easton, MD
Madison, OH
Thomaston, GA
Cairo, GA
Sylacauga, AL
Monroe, GA
Denver, CO
Denver, CO
Silver City, NM
Yorktown, VA
Ashland, VA
Keysville, VA
Kalamazoo, MI
Demopolis, AL
McDonough, GA
Fernandina Beach,FL
Limestone, ME
Beaufort, NC
Rigby, ID
Albany, KY
Burkesville, KY
Scotts Hill, TN
Gallup, NM
Cascade, ID
Middleport, NY
Columbus, NE
Morgantown, IN
Ashburn, GA
Cuthbert, GA
Melrose, FL
Crescent City, FL
Hastings, FL
Norfolk, NE
Springfield, TN
Springfield, TN
Mabank, TX
Buena Vista, GA
Elizabethtown, NC
Quitman, GA
Cherokee, AL
Milton, FL
Winder, GA
Killen, AL
Madison, NC
Greeneville, TN
Centralia, IL
Poteau, OK
Barling, AR
Booneville, AR
Augusta, KS
Farmville, VA
Kenly, NC
Athens, TX
Waggaman, LA
Middlefield, OH
Floresvile, TX
Mathis, TX
Sabinal, TX
Kingsland, TX
Crestline, OH
Poteau, OK
Decatur, AR
Broken Bow, OK
Grove, OK
Grangeville, ID
Hartwell, GA
Pulaski, VA
Jacksonville, TX

48
30
54
42
24
24
40
32
32
32
32
32
16
40
50
36
45
48
32
52
41
80
40
24
201
40
46
46
25
40
40
24
24
12
44
16
25
24
24
41
32
16
36
24
72
48
48
42
25
32
18
24
43
48
40
40
40
24
32
48
50
66
40
48
44
43
36
40
36
24
34
36
19
24
46
42
32
24
44
40

6/88
6/88
8/88
9/88
11/88
11/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
3/89
3/89
3/89
3/89
4/89
5/89
6/89
6/89
6/89
6/89
6/89
7/89
7/89
7/89
7/89
8/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
10/89
11/89
11/89
11/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
2/90
2/90
2/90
3/90
3/90
3/90
3/90
3/90
3/90
4/90
4/90
4/90
4/90
4/90
4/90
7/90
7/90

1,862,433
1,182,271
2,015,165
1,785,317
810,389
879,994
2,137,725
1,310,884
1,396,373
1,347,529
1,463,360
1,363,801
739,547
1,471,080
1,812,786
1,192,946
1,612,304
1,788,673
992,828
1,594,808
1,729,476
3,046,646
1,549,636
914,521
6,037,244
1,429,713
1,739,553
1,634,199
1,414,221
1,953,694
1,791,973
935,747
913,773
505,653
1,927,906
590,331
1,167,852
1,009,944
959,783
1,300,760
1,028,295
573,562
1,238,885
864,376
3,092,280
1,821,830
1,510,581
1,363,331
814,227
1,490,939
607,608
637,653
1,346,208
1,762,725
1,420,816
1,874,064
1,530,846
976,228
716,016
1,152,864
1,682,587
2,381,719
1,588,193
1,687,997
1,352,785
1,478,045
1,334,074
1,310,902
1,084,390
780,115
1,161,004
1,373,183
583,005
969,816
1,957,868
1,558,446
1,467,556
821,329
1,797,635
1,219,982

 100%
 100%
  98%
  81%
 100%
  92%
  98%
  97%
  97%
 100%
 100%
  97%
 100%
 100%
  86%
 100%
  96%
  92%
 100%
  92%
  95%
  98%
 100%
  88%
  99%
 100%
 100%
 100%
 100%
  98%
 100%
  96%
  88%
 100%
  98%
  75%
 100%
 100%
  92%
  93%
  97%
  94%
 100%
  92%
  89%
 100%
  92%
  94%
  96%
 100%
 100%
 100%
  98%
  94%
  98%
 100%
 100%
  92%
  97%
  96%
  94%
  99%
  95%
  96%
  95%
  98%
 100%
 100%
 100%
 100%
 100%
  94%
 100%
 100%
 100%
  95%
 100%
  96%
  98%
 100%

----- 3,098 =====	----------- 114,726,803 ===========

The average effective rental per unit is $3,684 per year ($307 per month).

The average effective occupancy rate at December 31, 2000 was 97.0%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 2000, 1999 and 1998 is as follows:

	12/31/00 --------	12/31/99 --------	12/31/98 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 5,097,275 1,998,842 103,134,264 4,496,422 ------------- 114,726,803 42,390,325 ------------- $ 72,336,478 =============	$ 5,097,275 1,984,638 103,009,053 4,362,678 ------------- 114,453,644 38,866,674 ------------- $ 75,586,970 =============	$ 5,097,275 1,701,048 103,153,472 4,282,982 ------------ 114,234,777 34,872,322 ------------ $ 79,362,455 ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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
   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2001

Limited Partnership Interest                    1,983
General Partner Interest                           2

Item 6.  Selected Financial Data

	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 423,174	$ 441,466	$ 457,380	$ 424,025	$ 249,627
Net Loss	(787,797)	(877,394)	(975,308)	(1,268,394)	(1,766,212)
Equity in Losses of Project Partnerships	(366,069)	(490,163)	(610,098)	(905,818)	(1,365,627)
Total Assets	5,375,816	5,980,554	6,673,086	7,472,382	8,092,005
Investments In Project Partnerships	2,077,180	2,500,833	3,040,206	3,682,742	4,562,124
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	38.70 18.60 (149.30)	104.10 17.20 (135.00)	138.90 17.50 (130.40)	148.90 18.30 (133.00)	148.70 17.30 (135.00)
Net Loss	(30.51)	(33.98)	(37.77)	(49.12)	(68.39)

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

   As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 2001, 2000 and 1999. Total expense for the year ended March 31, 2001 was $845,539, which is comparable for the years ended March 31, 2000 and 1999.

   Equity in Losses of Project Partnerships for the year ended March 31, 2001 decreased from $490,163 for the year ended March 31, 2000 to $366,069 as a result of not including losses of $2,229,486, as these losses would reduce the investment in certain Project Partnerships below zero. The Equity in Losses of Project Partnerships decreased from $610,098 for the year ended March 31, 1999 to $490,163 for the year ended March 31, 2000 as a result of not including losses of $2,508,247, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 2000, December 31, 1999, and December 31, 1998, the Project Partnerships reported depreciation and amortization expense of $3,540,410, $4,052,357, and $3,570,633, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

   On October 1, 1997 Value Partners, Inc. became the sole general partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing general partner of Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's average occupancy rate for the year improved from 78% in 1999 to 86% in 2000. Gateway loaned Divernon $20,000, $14,000, and $9,000 to cover the operating deficits for 1998, 1999, and 2000 respectively. It is projected to require additional loans from Gateway including an estimated $6,000 for 2001. As of June 30, 1999, an updated workout plan with the FmHA was implemented. Management is using rent incentives, vigorous advertising, and tight controls over repairs and maintenance to improve occupancy and cash flows in 2001.

   A Project Partnership located in Denver, Colorado has been experiencing cash shortages from operations in 1999 and 2000 due to increasing maintenance needs and a lengthy eviction process for bad tenants. Gateway loaned the partnership $40,000 in 2000 for the reduction of accounts payable and necessary capital improvements. As of February 2001, a new management team was hired to speed up the eviction process and find new qualified applicants in a timely manner. The occupancy rate was 94% for June 2001.

   Gateway paid no cash distributions in the fiscal years ended March 31, 1998, 1999, and 2000 and management does not anticipate distributions in the foreseeable future.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 2001, Gateway had $950,106 of short term investments (Cash and Cash Equivalents). It also had $1,383,297 in Zero Coupon Treasuries with maturities providing $439,000 in fiscal year 2001 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 2001, Gateway received $108,085 in cash distributions from the Project Partnerships and it received $439,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $89,750 and the Asset Management Fee actually paid was $315,010.

Item 8.  Financial Statements and Supplementary Data

 INDEPENDENT AUDITOR'S REPORT

 To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2001 and 2000 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2001. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $13,979,915 and $13,838,743 of cumulative equity in losses are included in these financial statements as of March 31, 2001 and 2000, respectively and for which net losses of $360,034, $469,549 and $352,106 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2001. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                             /s/ Spence Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS

 Clearwater, Florida
Date:  July 5, 2001

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
2001 ----	2000 ----

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units  outstanding at March 31, 2001 and 2000
 General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$   950,106
47,122
437,854
221
4,800
------------
1,440,103

945,443
2,077,180
14,480
898,610
------------
$  5,375,816
============

$  347,096
6,942
20,031
6,800
-------------
380,869
-------------

2,843,627
1,242,329
-------------
4,085,956
-------------

(17,351)
------------

1,141,068
(214,726)
------------
926,342
------------

$ 5,375,816
============

$   823,494
2,786
414,814
389
5,413
------------
1,246,896

1,272,923
2,500,833
7,795
952,107
------------
$  5,980,554
============

$  341,758
1,025
22,663
6,500
-------------
371,946
-------------

2,663,740
1,247,442
-------------
3,911,182
-------------

(16,713)
------------

1,920,987
(206,848)
------------
1,714,139
------------

$ 5,980,554
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
2001 ----	2000 ----	1999 ----

Revenues:
 Rental
 Interest Subsidy
 Interest Income
 Other

  Total Revenues

Expenses:
 Asset Management Fee-General   Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses  of Project Partnerships
Equity in Losses of  Project Partnerships
Minority Interest in Loss of  Combined Project  Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of  Limited Partnership Units

Number of Limited Partnership  Units Outstanding

$  117,161
57,936
176,086
71,991
---------
423,174

494,898

36,934
52,816
100,521
87,738
55,636
16,996
---------
845,539

(422,365)

(366,069)

637
-----------
$ (787,797)
============

$ (779,919)
(7,878)
------------
$ (787,797)
============

$   (30.51)
============

25,566
============

$  118,592
57,789
186,236
78,849
---------
441,466

496,681

39,066
51,302
82,549
87,299
55,563
16,685
---------
829,145

(387,679)

(490,163)

448
-----------
$ (877,394)
============

$ (868,620)
(8,774)
------------
$ (877,394)
============

$   (33.98)
============

25,566
============

$  116,094
82,706
198,793
118,993
---------
516,586

498,294

27,713
49,104
94,459
136,477
54,471
22,101
---------
882,619

(366,033)

(610,098)

823
-----------
$  (975,308)
============

$  (965,555)
(9,753)
------------
$  (975,308)
============

$    (37.77)
============

25,566
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 3,755,162 (965,555) ------------- 2,789,607 (868,620) ------------- 1,920,987 (779,919) ------------- $ 1,141,068 =============	$ (188,321) (9,753) ------------ (198,074) (8,774) ------------ (206,848) (7,878) ------------ $ (214,726) ============	$ 3,566,841 (975,308) ------------- 2,591,533 (877,394) ------------- 1,714,139 (787,797) ------------- $ 926,342 =============

 GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net   Loss to Net Cash Used in    Operating Activities:
   Amortization
   Depreciation
   Distributions Included in      Other Income
   Accreted Interest Income on      Investments in Securities
   Equity in Losses of Project      Partnerships
   Minority Interest in Losses      of Combined Project      Partnerships
   Interest Income from      Redemption of Securities
Changes in Operating Assets and Liabilities:
   Decrease in Accrued
     Management Fees
   Increase in Accounts      Receivable
   Decrease (Increase) in
     Prepaid Insurance
   Decrease (Increase) in      Accounts Payable
   Increase (Decrease) in      Replacement Reserves
   Decrease (Increase) in      Security Deposits
   Decrease (Increase) in      Accrued Real Estate Taxes
   Increase in Payable to
     General Partners

   Net Cash Used in Operating      Activities

Cash Flows from Investing Activities:
  Distributions Received from    Project Partnerships
  Redemption of Investment in    Securities
  Purchase of Equipment

     Net Cash Provided by       Investing Activities

Cash Flows from Financing Activities:
  Principal Payment on Debt
  Proceeds from Loan

     Net Cash Provided by (Used       In) Financing Activities

Increase in Cash and Cash   Equivalents
Cash and Cash Equivalents at   Beginning of Year

Cash and Cash Equivalents at   End of Year

 $(787,797)

16,996
55,636

(67,493)

(134,560)

366,069

(637)

245,379

0

(53,336)

168

5,917

(6,685)

913

(2,632)

194,221
-----------

(167,841)
-----------

 108,085

193,621
(2,140)
-----------

299,566
-----------

 (5,113)
0
-----------

(5,113)
-----------

126,612

823,494
-----------

$  950,106
===========

 $(877,394)

16,685
55,563

(75,149)

(157,699)

490,163

(448)

216,270

0

(30,798)

(389)

(1,466)

6,897

(4,157)

(28)

224,384
------------

(137,566)
------------

 107,675

200,730
(3,957)
-----------

304,448
-----------

(4,681)
0
-----------

(4,681)
-----------

162,201

661,293
-----------

$  823,494
===========

 $(975,308)

(37,105)
54,471

(55,973)

(177,094)

610,098

(823)

189,196

(21,900)

(1,435)

74

1,991

9,859

6,558

119

177,890
------------

(219,382)
------------

125,516

207,804
(17,048)
-----------

316,272
-----------

(1,034)
20,070
-----------

19,036
-----------

115,926

545,367
-----------

$  661,293
===========

Supplemental Cash Flow Information:
Interest Paid	$ 29,803 ===========	$ 29,510 ===========	$ 53,771 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2001, 2000 AND 1999

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for all years presented. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Change in Accounting Principles

    Two of the Project Partnerships changed their method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a Change in Accounting Principle. The change increased the net losses reported by the Project Partnerships by $435,756.

   Reclassifications

    For comparability, the 1999 and 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

NOTE 3 - INVESTMENT IN SECURITIES:

    The March 31, 2001 Balance Sheet includes Investments in Securities equal to $1,383,297 ($437,854 and $945,443). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $783,299. The estimated market value at March 31, 2001 of these debt securities is $1,482,322 resulting in a gross unrealized gain of $99,025.

   As of March 31, 2001, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                            $  437,854
     After 1 year through 5 years                    945,443
                                                   ----------
     Total Amount Carried on Balance Sheet         $1,383,297
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2001, 2000 and 1999 were $494,898, $496,681 and $498,294 respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2001, 2000 and 1999 were $36,934, $39,066 and $27,713 respectively.

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2000:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,423,415 49,958 --------- $1,520,373 ==========	$ 0 578,240 43,523 --------- $ 621,763 =========	$ 47,000 845,175 6,435 --------- $ 898,610 =========

   A summary of the rental property is as follows at December 31, 1999:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,421,429 49,991 --------- $1,518,420 ==========	$ 0 526,671 39,642 --------- $ 566,313 =========	$ 47,000 894,758 10,349 --------- $ 952,107 =========

NOTE 6 - MORTGAGE NOTE PAYABLE

   The mortgage note payable for Sparta originated on December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2000 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/01            $   3,931
     12/31/02                4,022
     12/31/03                4,115
     12/31/04                4,211
     12/31/05                4,309
     Thereafter            815,052
                         ----------
     Total               $ 835,640
                         ==========

   The mortgage note payable for Divernon originated on October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 2000 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883, including principal and interest.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------         --------
     12/31/01           $   1,317
     12/31/02               1,347
     12/31/03               1,379
     12/31/04               1,410
     12/31/05               1,443
     Thereafter           399,793
                        ----------
     Total              $ 406,689
                        ==========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (787,797)	$ (877,394)	$ (975,308)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(497,469)	208,931	(320,738)
Losses suspended for financial reporting purposes	(2,229,486)	(2,508,247)	(1,705,156)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	20,807	46,092	(37,870)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Miscellaneous Income	180,190 12,624 (75,149) ------------	185,289 (40,519) (55,973) ------------	188,577 18,615 (77,152) ------------
Partnership loss for tax purposes as of December 31	$(3,376,280) ============	$(3,041,821) ============	$(2,909,032) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,000,167 ============	$ 2,676,768 ============	$ 3,587,428 ============

The Partnership's Investment in Project Partnerships is approximately $15,854,000 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                            Financial       Tax
                            Reporting       Reporting
                            Purposes         Purposes      Differences
Investments in Local
Limited Partnerships       $ 2,077,180     $(13,776,841)   $15,854,021

Other Assets               $ 3,298,636     $  5,471,140    $(2,172,504)

Liabilities                $ 4,466,825     $     12,332    $ 4,454,493

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2001:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustments

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of  acquisition  fees and expenses

 Investments in Project Partnerships

$ 17,982,007 (16,964,628) (662,091) ------------- 355,288 2,254,715 (532,823) ------------ $ 2,077,180 =============	$ 17,982,007 (16,598,559) (621,503) ------------- 761,945 2,254,715 (515,827) ------------ $ 2,500,833 =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $10,805,586 for the year ended March 31, 2001 and cumulative suspended losses of $8,576,100 for the year ended March 31, 2000 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($10,818,892) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $355,287 primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Gateway
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

 $ 9,905,902
72,336,478
83,227
------------
$82,325,607
============

$ 3,306,568
91,449,102
------------
94,755,670
------------

(10,818,892)
(1,611,171)
------------
(12,430,063)
------------

$82,325,607
============

$16,500,621
------------
8,420,104
7,161,879

3,540,410
------------
19,122,393
------------
$(2,621,772)
============

$   (26,217)
============

$(2,595,555)
2,229,486
------------

$  (366,069)
============

$ 9,662,741
75,586,970
154,521
------------
$85,404,232
============

$ 3,133,681
91,844,099
------------
94,977,780
------------

(8,128,143)
(1,445,405)
------------
(9,573,548)
------------

$85,404,232
============

$16,854,130
------------
8,037,594
7,792,876

4,052,357
------------
19,882,827
------------
$(3,028,697)
============

$   (30,287)
============

$(2,998,410)
2,508,247
------------

$  (490,163)
============

$ 9,270,553
79,362,455
178,232
------------
$88,811,240
============

$ 2,914,481
92,201,499
------------
95,115,980
------------

(5,010,961)
(1,293,779)
------------
(6,304,740)
------------

$88,811,240
============

$16,856,180
------------
7,698,023
7,926,164

3,570,633
------------
19,194,820
------------
$(2,338,640)
============

$   (23,387)
============

$(2,315,253)
1,705,156
------------

$  (610,097)
============

As of December 31, 2000, the largest Project Partnership constituted 7.0% and 7.4% of the combined total assets and combined total revenues. As of December 31, 1999, the largest Project Partnership constituted 6.9% and 7.3% of the combined total assets and combined total revenues.

   The report of the independent certified public accountants with respect to the financial statements of one Project Partnership expressed substantial doubt as to the Project Partnership's ability to continue as a going concern. Gateway's net investment in this Project Partnership at March 31, 2001 and 2000 is zero. Gateway's original investment in the Project Partnership approximated $188,260. Through December 31, 2000, the Project Partnership has had recurring losses from operation and has a net capital deficiency.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2001             Quarter 1     Quarter 2    Quarter 3    Quarter 4
                      6/30/2000     9/30/2000    12/31/2000    3/31/2001

Total Revenues             $  77,584     $  78,540     $  74,802    $ 192,248

Net Income (Loss)               $(197,167)    $(255,417)    $ (66,885)   $(268,328)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding          $   (7.63)    $   (9.90)    $   (2.59)   $  (10.39)

Year 2000            Quarter 1     Quarter 2    Quarter 3     Quarter 4
                     6/30/1999     9/30/1999    12/31/1999    3/31/2000

Total Revenues             $  78,061     $  78,206     $  78,749    $ 206,450

Net Income (Loss)               $(266,498)    $(365,530)    $(198,265)   $ (47,101)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding          $  (10.32)    $  (14.15)    $   (7.68)   $   (1.83)

Schoonover Boyer Gettman & Associates
110 Northwoods Blvd. Suite 200
Worthington, OH 43235
PHONE:  ###-##-####
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(a Michigan limited partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, statements of partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schoonover Boyer Gettman & Associates
Certified Public Accountants

Columbus, Ohio
January 26, 2001

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd.
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Clayfed Apartments Ltd.
(A Limited Partnership)
Denver, Colorado

We have audited the accompanying balance sheet of Clayfed Apartments (HUD Project No. 101-94010) as of December 31, 2000 and the related statements of profit and loss, changes in project deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments (HUD Project No. 101-94010) as of December 31, 2000 and the results of its operations, changes in project deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 8, 2001 on our consideration of the Project's internal controls and reports dated February 8, 2001 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 14 to 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Clayfed Apartments (HUD Project No. 101-94010). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Feldhake & Associates, P.C.
Certified Public Accountant

Englewood, Colorado
February 8, 2001

D W P
Certified Public Accountants
820 16th Street, Suite 732
Denver, CO 80202
PHONE:  720-904-1394
FAX:  720-904-1396

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners                          U.S. Department of Housing and Urban Development
Clayfed Apartments                    HUD Field Office Director
(a Colorado limited partnership)      Denver Regional Office, Region VIII
Denver,Colorado                       633 17th Street, Denver, Colorado

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

/s/ Donald W. Prosser, P.C.
Certified Public Accountant

Denver, Colorado
April 27, 2000

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd.
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Westside Apartments, Ltd.
(A Limited Partnership)
Denver, Colorado

We have audited the accompanying balance sheet of Westside Apartments (HUD Project No. 101-94009) as of December 31, 2000 and the related statements of profit and loss, changes in project deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments (HUD Project No. 101-94009) as of December 31, 2000 and the results of its operations, changes in project deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2001 on our consideration of the Project's internal controls and reports dated February 16, 2001 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Westside Apartments (HUD Project No. 101-94009). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Feldhake & Associates, P.C.
Certified Public Accountant

Englewood, Colorado
February 16, 2001

D W P
Certified Public Accountants
820 16th Street, Suite 732
Denver, CO 80202
PHONE:  720-904-1394
FAX:  720-904-1396

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners                           U.S. Department of Housing and Urban Development
Westside Apartments, Ltd.              HUD Field Office Director
(a Colorado limited partnership)       Denver Regional Office, Region VIII
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
8001 Ravines Edge Court, Suite 112
Columbus OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                              Rural Housing Service
Madison,Ltd.                                                    Servicing Office
DBA Madison Woods Apartments                                   Wooster, Ohio
Hudson, Ohio

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-043-341595553, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-043-341595553, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2001, on our consideration of Madison, Ltd.'s internal control and a report dated January 12, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 12, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                             Rural Housing Service
Middlefield, Limited                                           Servicing Office
DBA Lakeview Village II                                        Wooster, Ohio
Hudson, Ohio

We have audited the accompanying balance sheets of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited, DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2001, on our consideration of Middlefield, Limited's internal control and a report dated January 12, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 12, 2001

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Ashburn Housing Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Buena Vista Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Buena Vista Housing Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1830589, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001on our consideration of Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (a limited partnership), Federal ID No.: 58-1786726, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Milton Elderly Housing, Ltd.

We have audited the accompanying balance sheets of MILTON ELDERLY HOUSING, LTD. (USDA Rural Development Case No.09-057-592911560), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of MILTON ELDERLY HOUSING, LTD.'s internal control and a report dated January 25, 2001, on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2001

Henderson & Godbee, P.C.
3488 North Valdosta Road
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Winder Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Winder Apartments, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 19, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
RIVER ROAD APARTMENTS LIMITED

We have audited the accompanying balance sheets of RIVER ROAD APARTMENTS LIMITED, RHS PROJECT NO. 22-026-721099603 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS LIMITED as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of RIVER ROAD APARTMENTS LIMITED's internal control and a report dated February 20, 2001 on its compliance with laws and regulations applicable to the financial statements..

/s/ Pailet, Meunier and Le Blanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 20, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Sun Valley Apartments, A Division of Augusta Properties
  (A Limited Partnership)
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES (A LIMITED PARTNERSHIP) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUN VALLEY APARTMENTS, A DIVISION OF AUGUSTA PROPERTIES, (A LIMITED PARTNERSHIP) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Booneville Properties, A Limited Partnership
  D/B/A Lani-K Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOONEVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A LANI-K APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Barling Properties, A Limited Partnership
  D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BARLING PROPERTIES, A LIMITED PARTNERSHIP, D/B/A BARLING PLACE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying financial statements have been prepared, assuming the Partnership will continue as a going concern. As discussed in Note 8, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Poteau Properties IV, A Limited Partnership
  D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES IV, A LIMITED PARTNERSHIP, D/B/A EL CONQUISTADOR APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Turtle Creek Properties Phase II, A Limited Partnership
  D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TURTLE CREEK PROPERTIES PHASE II, A LIMITED PARTNERSHIP, D/B/A MILL CREEK III APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Broken Bow Properties II, A Limited Partnership
  D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROKEN BOW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A OAKWOOD VILLAGE II APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson

February 8, 2001

LaFollette, Jansa, Brandt & Co. LLP
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 2001, on our consideration of internal controls.

/s/ LaFollette, Jansa, Brandt & Co. LLP
Certified Public Accountants & Consultants

Sioux Falls, South Dakota
February 7, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Monroe Family, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership),Federal ID No. 58-1768407, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of the Monroe Family, Ltd.'s internal control structure and a report dated January 22, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C
Certified Public Accountants

January 22, 2001

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brandywine III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Brandywine III, LLLP internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 23, 2001

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concord IV, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Concord IV, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 23, 2001

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Dunbarton Oaks III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Dunbarton Oaks III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 23, 2001

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Federal Manor III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Federal Manor III, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001, on our consideration of Federal Manor III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 23, 2001

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Laurel Apartments, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Laurel Apartments, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

February 23, 2001

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2001, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 17, 2001, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 17, 2001

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

January 31, 2001

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 2000 and 1999, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 18, 2001

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 2000 and 1999, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 18, 2001

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We audited the accompanying balance sheets of Laurel Woods Associates (A Virginia Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2001 on our consideration of the Partnership's internal controls and a report dated February 15, 2001 on its compliance with laws and regulations.

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

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 15, 2001
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We audited the accompanying balance sheets of The Meadows Associates (a Virginia Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2001, on our consideration of the Partnership's internal controls and a report dated February 15, 2001, on its compliance with laws and regulations.

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

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 15, 2001
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (a Virginia Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2001, on our consideration of the Partnership's internal controls and a report dated February 15, 2001, on its compliance with laws and regulations.

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

February 15, 2001
Carmel, Indiana

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Greeneville Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA P.C

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Pulaski Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA P.C.

March 19, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kingsland Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2001, on our consideration of the internal control structure of Kingsland Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 30, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 30, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas 78759
PHONE  512-338-0044
FAX  512-338-5395

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2001, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 30, 2001, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 30, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Mathis Retirement Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2001, on our consideration of the internal control structure of Mathis Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 29, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 29, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Floresville Housing , Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001, on our consideration of the internal control structure of Floresville Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 26, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 26, 2001

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Teton View Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Teton View Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2001, on our consideration of Teton View Limited Partnership's internal controls and compliance with laws and regulations.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income tax housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnership's compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 1, 2001

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2001, on our consideration of Pleasant Valley Housing Limited Partnership's internal controls and compliance with laws and regulations.

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
January 23, 2001

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 18, 2001

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2001 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 22, 2001

Dixon Odom PLLC
1829 Eastchester Drive - P. O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Suncrest Limited Partnership as of December 31, 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Suncrest Limited Partnership as of December 31, 1999 were audited by other auditors whose report thereon dated January 21, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001 on our consideration of Suncrest Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 31, 2001

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2001 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 22, 2001

Brockway, Gersbach & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership), as of December 31, 2000 and 1999 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 18 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 2000, and the other Supplemental Data Required by the Rural Housing and Community Development Services, are presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Niemeier, P.C.
Certified Public Accountants

January 18, 2001

Brannan, Bagwell and Mercer, P.C
AmSouth Center, Suite 804
200 Clinton Avenue
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hunter's Ridge, Ltd.

We have audited the accompanying balance sheet of Hunter's Ridge, Ltd., (a limited partnership) as of December 31, 2000 and 1999, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunter's Ridge, Ltd., as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated March 16, 2001 on our consideration of Hunter's Ridge, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Brannan, Bagwell and Mercer, P.C
Certified Public Accountants

March 16, 2001

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

February 6, 2001
Big Spring, Texas

Kenneth C. Boothe & Company, P.C
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
La Villa Elena, Ltd. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena, Ltd. Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena, Ltd. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of La Villa Elena, Ltd. Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

February 6, 2001
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

February 6, 2001
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Sage Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

February 6, 2001
Big Spring, Texas

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH 45324
PHONE:  937-320-1717
FAX:  937-320-1818

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                           Rural Development Services
Laynecrest Associates Limited Partnership                Hillsboro, Ohio

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership RDS case No. 41-092-311254109, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "'Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 23, 2001, on our consideration of Laynecrest Associates Limited Partnership's internal controls and a report dated January 23, 2001 on its compliance with laws and regulations.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 23, 2001

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                              Rural Development Services
Martindale Limited Partnership                              Hillsboro, Ohio

We have audited the accompanying balance sheets of Martindale Limited Partnership RDS Case No. 41-092-311153919, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001 on our consideration of Martindale Limited Partnership's internal controls and a report dated January 24, 2001 on its compliance with laws and regulations.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 24, 2001

Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Robinhood Apartments, Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 8, management changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our Audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C
Certified Public Accountants

January 18, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., RHS Project No.: 01-046-630978050 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2001 on our consideration of Riverside Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 26, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSHIRE APARTMENTS, L.P. (USDA Rural Development Case No. 10-075-581765612), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSHIRE APARTMENTS, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001 on our consideration of BROOKSHIRE APARTMENTS, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/sHabif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 20, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of SANDRIDGE APARTMENTS, LTD. (RHS Project No. 058-17569-49) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2001 on our consideration of SANDRIDGE APARTMENTS, LTD.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

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

January 20, 2001

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

INDEPENDENT AUDITORS' REPORT
----------------------------

Limestone Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 2000 and 1999, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Chester M. Kearney, CPA
Certified Public Accountants

Presque Isle, Maine
February 2, 2000

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of LONGLEAF APARTMENTS, LTD. (USDA Rural Development Case No. 10-065-581788240) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001 on our consideration of LONGLEAF APARTMENTS, LTD.'s internal control and a report dated January 15, 2001 on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 15, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                               Rural Housing Service
Crestwood Villa 2 Limited Partnership                           Servicing Office
DBA Applewood Apartments                                         Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-341612174, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-341612174,, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio

January 19, 2001

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 2000 and 1999, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 20, 2001 on our consideration of Fairview South, Ltd.'s compliance and internal control over financial reporting.

Our audit was performed for the purpose of forming an opinion on the financial statements of Fairview South Ltd., taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

March 20, 2001

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 2000 and 1999, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated May 11, 2001 on our consideration of Southwood Apartments, Ltd.'s compliance and on internal control over financial reporting.

Our audit was performed for the purpose of forming an opinion on the financial statements of the Southwood Apartments, Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

May 11, 2001

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

  Ronald M. Diner, age 57, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 45, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Sandra L. Furey, age 39, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2001.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2000, 1999 and 1998.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2001, 2000 and 1999 were $494,898, $496,681, and $498,294 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2001, 2000 and 1999 were $36,934, $39,066, and $30,235 respectively.

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

b.   Reports filed on Form 8-K - NONE

c.   Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

Medway, OH
Union, OH
Bernalillo, NM
Truth or Consequences,NM
Fortville, IN
Summitville, IN
Yanceyville, NC
Millsboro, DE
Perryville, MD
Georgetown, DE
Federalsburg, MD
Laurel, DE
Easton, MD
Madison, OH
Thomaston, GA
Cairo, GA
Sylacauga, AL
Monroe, GA
Denver, CO
Denver, CO
Silver City, NM
Yorktown, VA
Ashland, VA
Keysville, VA
Kalamazoo, MI
Demopolis, AL
McDonough, GA
Fernandina Beach, FL
Limestone, ME
Beaufort, NC
Rigby, ID
Albany, KY
Burkesville, KY
Scotts Hill, TN
Gallup, NM
Cascade, ID
Middleport, NY
Columbus, NE
Morgantown, IN
Ashburn, GA
Cuthbert, GA
Melrose, FL
Crescent City, FL
Hastings, FL
Norfolk, NE
Springfield, TN
Springfield, TN
Mabank, TX
Buena Vista, GA
Elizabethtown, NC
Quitman, GA
Cherokee, AL
Milton, FL
Winder, GA
Killen, AL
Madison, NC
Greeneville, TN
Centralia, IL
Poteau, OK
Barling, AR
Booneville, AR
Augusta, KS
Farmville, VA
Kenly, NC
Athens, TX
Waggaman, LA
Middlefield, OH
Floresvile, TX
Mathis, TX
Sabinal, TX
Kingsland, TX
Crestline, OH
Poteau, OK
Decatur, AR
Broken Bow, OK
Grove, OK
Grangeville, ID
Hartwell, GA
Pulaski, VA
Jacksonville, TX

48
30
54
42
24
24
40
32
32
32
32
32
16
40
50
36
45
48
32
52
41
80
40
24
201
40
46
46
25
40
40
24
24
12
44
16
25
24
24
41
32
16
36
24
72
48
48
42
25
32
18
24
43
48
40
40
40
24
32
48
50
66
40
48
44
43
36
40
36
24
34
36
19
24
46
42
32
24
44
40

1,458,664
932,077
1,465,651
1,388,264
670,892
731,961
1,467,897
1,084,039
1,080,914
1,106,540
1,156,951
1,125,443
591,456
1,181,649
1,464,942
964,905
1,408,299
1,458,230
973,136
1,580,426
1,372,840
2,542,509
1,271,306
753,465
4,409,221
1,155,024
1,387,439
1,312,008
1,148,158
1,477,082
1,425,811
732,027
734,489
407,275
1,469,740
438,895
946,824
784,673
786,692
1,052,490
819,634
466,528
1,009,865
698,190
2,429,613
1,463,057
1,329,539
1,109,338
654,111
1,151,839
489,779
531,808
1,077,935
1,418,461
1,165,874
1,483,326
1,199,455
799,840
589,228
910,670
1,363,837
1,918,402
1,326,748
1,331,881
1,062,842
1,119,765
1,083,475
1,036,397
871,160
603,729
845,135
1,083,598
461,836
772,208
1,478,703
1,240,265
1,146,487
669,422
1,384,333
950,485

------------
$ 91,449,102
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

Apartment Properties
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

310,264
243,665
128,000
88,500
25,000
30,000
331,988
105,508
120,440
123,135
142,632
144,680
55,379
60,000
60,000
54,700
70,000
110,000
84,000
134,701
153,730
240,134
96,242
30,000
408,338
89,250
114,500
144,000
79,224
175,735
50,218
49,161
44,697
30,000
196,207
23,500
18,000
96,800
15,000
35,000
22,550
28,091
44,712
18,000
207,700
50,500
40,112
57,200
11,390
82,500
33,330
20,000
50,000
73,500
48,275
57,280
47,258
36,450
33,000
62,500
32,500
101,300
102,342
25,000
103,909
138,000
70,700
75,524
37,127
18,000
30,000
54,000
18,350
24,300
70,000
45,000
65,227
49,800
75,000
46,189

1,533,433
928,824
1,672,703
1,610,884
780,355
849,511
1,788,595
1,154,434
1,198,338
1,205,530
1,252,927
1,156,847
652,234
1,378,177
1,754,918
1,135,966
1,521,755
1,678,673
876,430
1,382,850
1,518,228
2,661,910
1,301,860
793,750
5,164,734
1,329,102
1,602,613
1,476,180
1,318,259
1,752,762
972,662
865,007
838,328
465,835
1,616,554
505,789
1,132,502
862,439
940,191
1,265,760
1,006,889
544,545
1,191,986
839,600
2,754,382
1,752,851
1,424,008
1,210,248
804,816
1,402,798
575,656
589,739
1,292,395
1,692,510
1,370,214
1,813,230
1,434,138
954,070
683,016
1,049,173
1,650,087
2,280,419
1,455,858
1,588,636
1,218,102
1,340,045
1,250,957
1,050,346
1,041,038
752,263
894,081
1,317,395
564,655
945,516
1,887,868
1,513,446
1,342,952
771,529
1,650,373
1,153,440

18,736
9,782
214,462
85,933
5,034
483
17,142
50,942
77,595
18,864
67,801
62,274
31,934
32,903
(2,132)
2,280
20,549
0
32,398
77,257
57,518
144,602
151,534
90,771
464,172
11,361
22,440
14,019
16,738
25,197
769,093
21,579
30,748
9,818
115,145
61,042
17,350
50,705
4,592
0
(1,144)
926
2,187
6,776
130,198
18,479
46,461
95,883
(1,979)
5,641
(1,378)
27,914
3,813
(3,285)
2,327
3,554
49,450
(14,292)
0
41,191
0
0
29,993
74,361
30,774
0
12,417
185,032
6,225
9,852
236,923
1,788
0
0
0
0
59,377
 0
 72,262
 20,353

	-----------	------------	------------
	$ 6,718,944	$103,953,119	$ 4,054,740
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

Apartment Properties
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

324,659
251,096
128,000
89,795
25,000
30,000
343,827
105,508
131,161
127,805
147,692
146,093
58,371
60,000
60,000
54,700
70,000
110,000
84,000
134,701
153,730
251,734
106,742
34,534
548,622
93,089
114,750
144,000
79,224
181,070
87,187
49,161
44,697
30,000
196,207
29,041
18,000
96,800
15,000
35,000
22,550
28,091
44,712
18,000
254,531
50,500
40,112
94,031
11,390
82,500
33,330
20,000
50,000
73,500
48,275
57,280
47,258
36,450
33,000
62,500
32,500
101,300
105,846
25,000
111,841
138,000
70,700
76,669
37,127
18,000
30,000
54,000
18,350
24,300
70,000
45,000
65,227
49,800
75,000
48,451

1,537,774
931,175
1,887,165
1,695,522
785,389
849,994
1,793,898
1,205,376
1,265,212
1,219,724
1,315,668
1,217,708
681,176
1,411,080
1,752,786
1,138,246
1,542,304
1,678,673
908,828
1,460,107
1,575,746
2,794,912
1,442,894
879,987
5,488,622
1,336,624
1,624,803
1,490,199
1,334,997
1,772,624
1,704,786
886,586
869,076
475,653
1,731,699
561,290
1,149,852
913,144
944,783
1,265,760
1,005,745
545,471
1,194,173
846,376
2,837,749
1,771,330
1,470,469
1,269,300
802,837
1,408,439
574,278
617,653
1,296,208
1,689,225
1,372,541
1,816,784
1,483,588
939,778
683,016
1,090,364
1,650,087
2,280,419
1,482,347
1,662,997
1,240,944
1,340,045
1,263,374
1,234,233
1,047,263
762,115
1,131,004
1,319,183
564,655
945,516
1,887,868
1,513,446
1,402,329
771,529
1,722,635
1,171,531

1,862,433
1,182,271
2,015,165
1,785,317
810,389
879,994
2,137,725
1,310,884
1,396,373
1,347,529
1,463,360
1,363,801
739,547
1,471,080
1,812,786
1,192,946
1,612,304
1,788,673
992,828
1,594,808
1,729,476
3,046,646
1,549,636
914,521
6,037,244
1,429,713
1,739,553
1,634,199
1,414,221
1,953,694
1,791,973
935,747
913,773
505,653
1,927,906
590,331
1,167,852
1,009,944
959,783
1,300,760
1,028,295
573,562
1,238,885
864,376
3,092,280
1,821,830
1,510,581
1,363,331
814,227
1,490,939
607,608
637,653
1,346,208
1,762,725
1,420,816
1,874,064
1,530,846
976,228
716,016
1,152,864
1,682,587
2,381,719
1,588,193
1,687,997
1,352,785
1,478,045
1,334,074
1,310,902
1,084,390
780,115
1,161,004
1,373,183
583,005
969,816
1,957,868
1,558,446
1,467,556
821,329
1,797,635
1,219,982

	-----------	------------	------------
	$ 7,096,117	$107,630,686	$114,726,803
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

Apartment Properties
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

929,577
525,951
564,674
513,803
358,416
392,673
536,856
657,410
694,670
689,138
701,599
709,610
361,476
523,074
718,917
476,752
778,154
722,511
429,966
654,329
466,261
1,295,954
707,475
427,555
1,991,658
401,489
631,805
608,997
662,422
478,102
659,170
339,111
329,991
166,295
467,302
250,408
317,730
336,738
372,705
482,636
387,303
178,320
396,050
255,566
1,150,179
696,834
632,619
470,870
299,097
362,290
215,240
198,412
491,881
655,401
359,220
454,721
632,859
373,494
299,514
503,287
767,097
1,053,354
662,085
455,585
625,641
370,958
432,748
368,342
243,573
179,608
249,650
458,146
256,341
415,865
708,726
669,216
553,281
295,956
739,697
537,939

5.0 - 27.5
5.0 - 27.5
5.0 - 40.0
5.0 - 40.0
5.0 - 27.5
5.0 - 27.5
5.0 - 40.0
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 33.0
5.0 - 30.0
5.0 - 30.0
5.0 - 27.5
5.0 - 27.5
5.0 - 40.0
5.0 - 40.0
5.0 - 40.0
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 40.0
5.0 - 40.0
5.0 - 30.0
5.0 - 30.0
5.0 - 27.5
5.0 - 50.0
5.0 - 27.5
5.0 - 40.0
5.0 - 40.0
5.0 - 40.0
5.0 - 40.0
5.0 - 27.5
5.0 - 27.5
5.0 - 40.0
5.0 - 27.5
5.0 - 30.0
5.0 - 30.0
5.0 - 35.0
5.0 - 35.0
5.0 - 40.0
5.0 - 30.0
5.0 - 50.0
5.0 - 50.0
5.0 - 35.0
5.0 - 30.0
5.0 - 50.0
5.0 - 40.0
5.0 - 30.0
5.0 - 30.0
5.0 - 50.0
5.0 - 50.0
5.0 - 50.0
5.0 - 27.5
5.0 - 27.5
5.0 - 25.0
5.0 - 25.0
5.0 - 25.0
5.0 - 25.0
5.0 - 27.5
5.0 - 40.0
5.0 - 25.0
5.0 - 40.0
5.0 - 27.5
5.0 - 50.0
5.0 - 50.0
5.0 - 50.0
5.0 - 50.0
5.0 - 33.0
5.0 - 25.0
5.0 - 25.0
5.0 - 25.0
5.0 - 25.0
5.0 - 27.5
5.0 - 27.5
5.0 - 27.5
5.0 - 25.0

-----------
$42,390,325
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through    foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 344,121 0 0 --------- 70,962 0 ---------	$ 114,453,644 344,121 70,962 ------------
Balance at end of period - December 31, 2000		$ 114,726,803 ==============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Adjustment to Prior Year Less Accumulated Depreciation of real estate sold Current year expense	$ 38,866,674 0 (70,962) 3,594,613 -----------
Balance at end of period - December 31, 2000	$ 42,390,325 ===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apartments
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

48
30
54
42
24
24
40
32
32
32
32
32
16
40
50
36
45
48
32
52
41
80
40
24
201
40
46
46
25
40
40
24
24
12
44
16
25
24
24
41
32
16
36
24
72
48
48
42
25
32
18
24
43
48
40
40
40
24
32
48
50
66
40
48
44
43
36
40
36
24
34
36
19
24
46
42
32
24
44
40

1,458,664
932,077
1,465,651
1,388,264
670,892
731,961
1,467,897
1,084,039
1,080,914
1,106,540
1,156,951
1,125,443
591,456
1,181,649
1,464,942
964,905
1,408,299
1,458,230
973,136
1,580,426
1,372,840
2,542,509
1,271,306
753,465
4,409,221
1,155,024
1,387,439
1,312,008
1,148,158
1,477,082
1,425,811
732,027
734,489
407,275
1,469,740
438,895
946,824
784,673
786,692
1,052,490
819,634
466,528
1,009,865
698,190
2,429,613
1,463,057
1,329,539
1,109,338
654,111
1,151,839
489,779
531,808
1,077,935
1,418,461
1,165,874
1,483,326
1,199,455
799,840
589,228
910,670
1,363,837
1,918,402
1,326,748
1,331,881
1,062,842
1,119,765
1,083,475
1,036,397
871,160
603,729
845,135
1,083,598
461,836
772,208
1,478,703
1,240,265
1,146,487
669,422
1,384,333
950,485

10.63%
9.50%
9.00%
9.50%
9.00%
9.00%
9.00%
9.00%
9.50%
9.00%
9.00%
9.50%
9.50%
9.50%
9.50%
9.50%
9.00%
9.00%
9.75%
9.50%
9.50%
8.75%
9.00%
9.50%
7.88%
9.25%
8.75%
9.00%
9.00%
8.75%
8.25%
9.00%
9.50%
8.75%
8.75%
9.75%
8.75%
9.50%
9.25%
8.75%
8.75%
9.00%
9.50%
9.00%
8.75%
9.75%
8.50%
8.75%
9.25%
9.00%
9.00%
11.50%
9.25%
8.75%
9.00%
9.25%
9.25%
8.75%
9.00%
9.00%
8.25%
8.75%
8.75%
8.75%
9.50%
8.75%
9.25%
9.50%
9.50%
9.00%
9.00%
9.00%
9.00%
8.75%
8.75%
9.00%
8.75%
8.75%
9.25%
8.75%

13,193
7,591
11,397
11,306
5,214
5,691
11,372
8,429
8,822
8,270
8,994
9,191
4,822
9,604
11,920
7,852
10,941
11,294
8,985
15,673
11,167
19,753
9,677
6,137
36,182
8,204
10,486
10,071
8,910
11,153
10,261
5,703
5,996
3,073
11,087
3,750
7,144
6,379
6,226
7,935
6,189
3,615
8,215
5,412
18,332
11,031
9,866
8,345
5,187
8,912
4,591
5,223
8,547
10,709
9,032
11,759
9,511
6,031
4,777
7,382
10,250
14,465
10,010
11,366
8,648
9,625
8,579
8,466
7,082
4,674
6,554
8,620
3,569
5,801
11,110
9,818
8,646
5,045
10,978
7,175

50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
35
35
50
50
50
50
30
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
50
33
50
50
50
50
50
50
50
50
50
50
50
50
50
50

----------- $ 91,449,102 ===========

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

                           GATEWAY TAX CREDIT FUND, LTD.
                           (A Florida Limited Partnership)
                           By: Raymond James Tax Credit Funds, Inc.
                           Raymond James Tax Credit Funds, Inc.

Date:  July 13, 2001       By:/s/ Ronald M. Diner
                            Ronald M. Diner
                           President

Date: July 13, 2001        By:/s/ Sandra L. Furey
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

                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By: Raymond James Tax Credit Funds, Inc.
                                Managing General Partner

Date: July 13, 2001             By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date: July 13, 2001             By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer

Date: July 13, 2001             By:/s/ J.. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director