Form 10-Q
period 2001-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2001-08-13
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                     June 30, 2001

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
       Title of Each Class                                         June 30, 2001
Units of Limited Partnership
Interest:  $1,000 per unit                                            25,566

DOCUMENTS INCORPORATED BY REFERENCE

 Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 17, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
 (A Florida Limited Partnership)
COMBINED BALANCE SHEETS

June 30, 2001 ----------- (Unaudited)	March 31, 2001 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities
 Prepaid Insurance
 Tenant Security Deposits

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net
 Replacement Reserves
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units
 outstanding at June 30 and March 31, 2001)
 General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   988,443
43,095
447,027
379
9,523
-----------
1,488,467
-----------
965,171
2,005,912
12,762
888,030
-----------
$ 5,360,342
===========

$   346,712
194
20,031
6,400
-----------
373,337
-----------

2,963,915
1,242,329
-----------
4,206,244
-----------

(17,428)
-----------

1,014,197
(216,008)
-----------
798,189
-----------
$ 5,360,342
===========

$   950,106
47,122
437,854
221
4,800
-----------
1,440,103
-----------
945,443
2,077,180
14,480
898,610
-----------
$ 5,375,816
===========

$   347,096
6,942
20,031
6,800
-----------
380,869
-----------

2,843,627
1,242,329
-----------
4,085,956
-----------

(17,351)
-----------

1,141,068
(214,726)
-----------
926,342
-----------
$ 5,375,816
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

2001 ----	2000 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   30,589
38,471
1,549
-----------
70,609
-----------

123,725

9,889
14,173
18,562
7,450
13,909
4,249
-----------
191,957

(121,348)
(6,882)

77
-----------
$ (128,153)
===========

$ (126,871)
(1,282)
-----------
$ (128,153)
===========

$    (4.96)
===========

25,566
===========

$   29,974
46,661
949
-----------
77,584
-----------

124,170

7,008
9,153
25,680
14,529
13,890
4,171
-----------
198,601

(121,017)
(76,380)

230
-----------
$ (197,167)
===========

$ (195,195)
(1,972)
-----------
$ (197,167)
===========

$    (7.63)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
 (Unaudited)

	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 1,920,987 (195,195) ----------- $ 1,725,792 =========== $ 1,141,068 (126,871) ----------- $ 1,014,197 ===========	$ (206,848) (1,972) ----------- $ (208,820) =========== $ (214,726) (1,282) ----------- $ (216,008) ===========	$ 1,714,139 (197,167) ----------- $ 1,516,972 =========== $ 926,342 (128,153) ----------- $ 798,189 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
 (Unaudited)

2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Minority Interest in Losses of Combined
   Project Partnerships
  Changes in Operating Assets and Liabilities:
   Decrease in Accounts Receivable
   Increase in Prepaid Insurance
   Increase (Decrease) in Accounts Payable
   (Increase) Decrease in Replacement Reserves
   Increase in Security Deposits
   Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Purchase of Equipment
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  (128,153)

4,249
13,909

(28,901)
6,882

(77)

4,027
(158)
(6,748)
1,718
(5,123)
119,904
-----------
(18,471)
-----------

(3,329)

60,137
-----------
56,808
-----------
38,337

950,106
-----------
$   988,443
===========

$  (197,167)

4,171
13,890

(35,190)
76,380

(230)

949
0
5,753
(4,330)
(7,859)
104,417
-----------
(39,216)
-----------

0

60,741
-----------
60,741
-----------
21,525

823,494
-----------
$   845,019
===========

Supplemental Cash Flow Information: Interest Paid	$ 0 ===========	$ 0 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
 (A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2001

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

    The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 2001. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Reclassifications

    For comparability, the 2000 and 1999 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

    The June 30, 2001 Balance Sheet includes Investments in Securities equal to $1,412,198 ($447,027 and $965,171). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $812,200. The estimated market value at June 30, 2001 of these debt securities is $1,495,586 resulting in a gross unrealized gain of $83,388.

    As of June 30, 2001, the cost and accreted interest by contractual maturities is as follows:

         Due within 1 year                              $  447,027
         After 1 year through 5 years                      965,171
                                                        ----------
         Total Amount Carried on Balance Sheet          $1,412,198
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                              2001               2000
                                            ---------          --------
Asset Management Fee                        $123,725           $124,170
General and Administrative Expenses            9,889              7,008

NOTE 5 - RENTAL PROPERTY

    A summary of the rental property is as follows at June 30, 2001:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,423,415 53,287 ---------- $1,523,702 ==========	$ 0 591,175 44,497 --------- $ 635,672 =========	$ 47,000 832,240 8,790 --------- $ 888,030 =========

    A summary of the rental property is as follows at June 30, 2000:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,421,429 49,991 ---------- $1,518,420 ==========	$ 0 540,459 39,744 --------- $ 580,203 =========	$ 47,000 880,970 10,247 --------- $ 938,217 =========

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

Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------          ------
     12/31/01          $   3,931
     12/31/02              4,022
     12/31/03              4,115
     12/31/04              4,211
     12/31/05              4,309
     Thereafter          815,052
                      -----------
     Total             $ 835,640
                      ===========

NOTE 6 - MORTGAGE NOTE PAYABLE (Continued):

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

    Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           -------
     12/31/01             $  1,317
     12/31/02                1,347
     12/31/03                1,379
     12/31/04                1,410
     12/31/05                1,443
     Thereafter            399,793
                          ---------
     Total                $406,689
                          =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 2001:

JUNE 30, 2001 ------------	MARCH 31, 2001 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,982,007 (16,971,510) (722,229) ------------ 288,268 2,254,715 (537,071) ------------ $ 2,005,912 ============	$ 17,982,007 (16,964,628) (662,091) ------------ 355,288 2,254,715 (532,823) ------------ $ 2,077,180 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $11,339,715 for the period ended June 30, 2001 and cumulative suspended losses of $10,805,586 for the year ended March 31, 2001 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

2001 ----	2000 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$10,059,264
71,489,158
95,177
-----------
$81,643,599
===========

$ 3,216,997
91,403,141
-----------
94,620,138
-----------

(11,359,898)
(1,616,641)
-----------
(12,976,539)
-----------
$81,643,599
===========

$ 3,129,877
-----------
2,133,328
659,232
884,793
-----------
3,677,353
-----------
$ (547,476)
===========

$   (6,465)
===========
$ (541,011)
534,129
-----------
$   (6,882)
===========

$ 9,793,590
74,690,532
180,951
-----------
$84,665,073
===========

$ 3,148,313
91,776,172
-----------
94,924,485
-----------

(8,807,259)
(1,452,153)
-----------
(10,259,412)
-----------
$84,665,073
===========

$ 3,054,866
-----------
2,037,716
795,910
896,106
-----------
3,729,732
-----------
$ (674,866)
===========

$   (6,750)
===========
$ (668,116)
591,736
-----------
$  (76,380)
============

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations:

Results of Operations

    As disclosed on the Statements of Operations, interest income and total expenses were comparable for the three months ended June 30, 2001 and June 30, 2000. Interest income decreased from $46,661 for the three months ended June 30, 2000 to $38,471 for the three months ended June 30, 2001 due to an approximate $311,000 decrease in Investment in Securities.

    Equity in Losses of Project Partnerships for the three months ended June 30, 2001 decreased from $76,380 for the three months ended June 30, 2000 to $6,882 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

    In total, the Partnership had a net loss of $128,153 for the three months ended June 30, 2001. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $18,471. The net cash provided by investing activities was $56,808 consisting of cash distributions received from Project Partnerships.

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

    The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2001, Gateway had $988,443 of short term investments (Cash and Cash Equivalents). It also had $1,412,198 in Zero Coupon Treasuries with maturities providing $463,000 in fiscal year 2002 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

                                      GATEWAY TAX CREDIT FUND, LTD.
                                      (A Florida Limited Partnership)
                                      By: Raymond James Tax Credit Funds, Inc.

Date: August 13, 2001                 By:/s/ Ronald M. Diner
                                      Ronald M. Diner
                                      President

Date: August 13, 2001                 By:/s/ Sandra L. Furey
                                      Sandra L. Furey
                                      Secretary and Treasurer