Form 10-Q
period 2001-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2001-11-19
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended       September 30, 2001

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
    Title of Each Class                          September 30, 2001
Units of Limited Partnership
Interest:  $1,000 per unit                            25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on July 17, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS

September 30, 2001 ----------- (Unaudited)	March 31, 2001 ----------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Accounts Receivable
Investments in Securities
Prepaid Insurance
Tenant Security Deposits

  Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net
Replacement Reserves
Rental Property at Cost, Net

  Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners
Accounts Payable
Accrued Real Estate Taxes
Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners
Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships
Partners' Equity (Deficit):
Limited Partners (25,566 units
Outstanding at September 30 and
March 31, 2001)
General Partners

  Total Partners' Equity

  Total Liabilities and Partners'Equity

$  789,593
48,669
453,669
158
10,269
----------
1,302,358

864,635
1,918,277
12,833
874,120
----------
$4,972,223
==========

$  341,408
26
18,902
6,500
-----------
366,836
-----------

2,784,093
1,242,329
-----------
4,026,422
-----------

(17,531)
-----------

814,520
(218,024)
-----------
596,496
-----------
$4,972,223
===========

$  950,106
47,122
437,854
221
4,800
----------
1,440,103

945,443
2,077,180
14,480
898,610
----------
$5,375,816
==========

 $  347,096
6,942
20,031
6,800
----------
380,869
----------

2,843,627
1,242,329
----------
4,085,956
----------

(17,351)
----------

1,141,068
(214,726)
----------
926,342
----------
$5,375,816
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
2001 ----	2000 ----

Revenues:
 Rental
  Interest Subsidy
  Interest Income
  Miscellaneous

   Total Revenues

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
    General Partner
    Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

   Total Expenses

Loss Before Equity in Losses of Project
Partnerships
Equity in Losses of Project
Partnerships
Minority Interest in Loss of Combined
Project Partnership

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$ 30,912
0
35,619
1,982
---------
68,513
---------

123,724

14,667
12,028
21,91
7,452
13,908
4,171
---------
197,860
---------

(129,347)

(72,448)

102
---------
$(201,693)
==========

$(199,676)
(2,017)
----------
$(201,693)
==========

$   (7.81)
===========

25,566
===========

$ 31,169
0
46,439
932
---------
78,540
---------

124,170

14,801
18,541
25,428
13,527
13,890
4,171
---------
214,528
---------

(135,988)

(119,636)

207
---------
$(255,417)
==========

$(252,863)
(2,554)
----------
$(255,417)
==========

$   (9.90)
==========

25,566
==========

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

2001 ----	2000 ----

Revenues:
 Rental
 Interest Subsidy
 Interest Income
 Miscellaneous

  Total Revenues

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
     General Partner
     Other
  Rental Operating Expenses
  Interest
  Depreciation
  Amortization

     Total Expenses

Loss Before Equity in Losses of
Project Partnerships
Equity in Losses of Project
Partnerships
Minority Interest in Loss of Combined
Project Partnership

Net Loss

Allocation of Net Loss:
   Limited Partners
   General Partners

Net Loss Per Number of Limited
Partnership Units
Number of Limited Partnership Units
Outstanding

$ 61,501
0
74,090
3,531
---------
139,122
---------

247,449

24,556
26,201
40,472
14,902
27,817
8,420
---------
389,817
---------

(250,695)

(79,330)

179
---------
$(329,846)
==========

$(326,548)
(3,298)
----------
$(329,846)
==========

$  (12.77)
==========
25,566
==========

$ 61,143
0
93,100
1,881
---------
156,124
---------

248,340

21,809
27,694
51,108
28,056
27,780
8,342
---------
413,129
---------

(257,005)

(196,016)

437
---------
$(452,584)
==========

$(448,058)
(4,526)
----------
$(452,584)
==========

$  (17.53)
==========
25,566
==========

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000	$1,920,987	$(206,848)	$1,714,139

Net Loss	(448,058)	(4,526)	(452,584)
	-----------	----------	-----------
Balance at September 30, 2000	$1,472,929	$(211,374)	$1,261,555
	===========	==========	===========
Balance at March 31, 2001 Net Loss Balance at September 30,2001	$1,141,068 (326,548) ----------- $ 814,520 ===========	$ (214,726) (3,298) ---------- $ (218,024) ==========	$ 926,342 (329,846) ---------- $ 596,496 ==========

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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
    Minority Interest in Losses of Combined
    Project Partnerships
    Changes in Operating Assets and
    Liabilities:
      (Increase) in Accounts Receivable
      (Increase)Decrease in Prepaid
      Insurance
      Increase(Decrease) in Accounts Payable
      (Increase)Decrease in Replacement
             Reserves
      Increase in Security Deposits
      (Increase)Decrease in Accrued Real
      Estate Taxes
      (Decrease)in Payable to General
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

Cash and Cash Equivalents at End of Period

Supplemental Cash Flow Information:

$(329,846)

 8,420
27,817

(57,007)
79,330

56,006

(179)

(1,547)

63
(6,916)

1,647
(5,769)

(1,129)

(65,221)
---------

(294,331)
---------

65,994
(3,328)

71,152
---------

133,818
---------

(160,513)

950,106
---------
$ 789,593
=========

$(452,584)

 8,342
27,817

(69,987)
196,016

47,542

(437)

(14,942)

305
16,438

(5,914)
(13,078)

0

(67,227)
---------

(327,746)
---------

68,458
0

63,989
---------

132,447
---------

(195,299)

823,494
---------
$ 628,195
=========

Interest Paid	$ 14,902 =========	$ 28,056 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

      The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2001. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Investment in Securities

         Effective April 1, 1995, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

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

NOTE 3 - INVESTMENT IN SECURITIES:

         The September 30, 2001 Balance Sheet includes Investments in Securities equal to $1,318,304 ($453,669 and $864,635). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $784,300. The estimated market value at September 30, 2001 of these debt securities is $1,418,005 resulting in a gross unrealized gain of $99,701.

         As of September 30, 2001, the cost and accreted interest by contractual maturities is as follows:

                Due within 1 year                         $ 453,669
                After 1 year through 5 years                864,635
                                               ----------
                Total Amount Carried on Balance Sheet    $1,318,304
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

      The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                             2001            2000
                                          ---------        ---------
    Asset Management Fee                   $247,449        $248,340
           General and Administrative Expenses      24,556          21,809

NOTE 5 - RENTAL PROPERTY

        A summary of the rental property is as follows at September 30, 2001:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,423,415 53,287 --------- $1,523,702 =========	$ 0 605,252 44,330 --------- $ 649,582 =========	$ 47,000 818,163 8,957 --------- $ 874,120 =========

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

    Expected maturities of the mortgage note payable are as follows:

           Year Ending           Amount
           -----------           ------
             12/31/01            $  3,931
             12/31/02               4,022
             12/31/03               4,115
             12/31/04               4,211
             12/31/05               4,309
             Thereafter           815,052
                                                               --------
            Total               $835,640
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

          Expected maturities of the mortgage note payable are as follows:

    Year Ending            Amount
           -----------            ------
             12/31/01             $   1,317
            12/31/02                 1,347
            12/31/03                 1,379
         12/31/04                 1,410
            12/31/05                 1,443
            Thereafter             399,793
                                                                     --------
            Total                $ 406,689
                                                                    =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

          As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

          Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

          The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2001:

SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in Project
Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships
before adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,982,007 (17,043,958) (733,244) ------------ 204,805 2,254,715 (541,243) ------------ $ 1,918,277 ============	$ 17,982,007 (16,964,628) (662,091) ----------- 355,288 2,254,715 (532,823) ----------- $ 2,077,180 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $11,703,105 for the period ended September 30, 2001 and cumulative suspended losses of $10,805,586 for the year ended March 31, 2001 are not included.

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

SUMMARIZED BALANCE SHEETS
Assets:
Current assets
Investment properties, net
Other assets

Total assets

Liabilities and Partners' Deficit:
Current liabilities
Long-term debt

Total liabilities

Partners' deficit
Limited Partner
General Partners

Total Partners' deficit

Total liabilities and partners'
deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
Operating expenses
Interest expense
Depreciation and amortization

Total expenses

Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

 $ 10,140,669
70,629,973
109,430
------------
$80,880,072
============

$ 3,031,401
91,302,378
------------
94,333,779
------------

(11,815,995)
(1,637,712)
------------
(13,453,707)
------------

$80,880,072
============

$ 6,220,863
------------
4,119,532
1,318,463
1,769,585
------------
7,207,580
------------
$ (986,717)
============

$   (9,868)
============
$ (976,849)
897,519
------------

$  (79,330)
============

$ 9,863,963
73,837,865
182,309
------------
$83,884,137
============

$ 3,131,161
91,730,981
------------
94,862,142
------------

(9,512,557)
(1,465,448)
------------
(10,978,005)
------------

$83,884,137
============

$ 6,046,520
------------
4,035,906
1,600,877
1,790,723
------------
7,427,506
------------
$(1,380,986)
============

$   (14,089)
============
$(1,367,177)
1,171,161
------------

$  (196,016)
============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

       As disclosed on the Statements of Operations, interest income and total expenses were comparable for the six and three months ended September 30, 2001 and 2000.

       Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses for the six months ended September 30, 2001 decreased from $1,380,986 for the six months ended September 30, 2000 to $986,717 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $329,846 for the six months ended September 30, 2001. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $294,331. The net cash provided by investing activities was $133,818 consisting primarily of $71,152 in cash distributions received from Project Partnerships and $65,994 from matured Zero Coupons.

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

       The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2001, Gateway had $789,593 of short term investments (Cash and Cash Equivalents). It also had $1,318,304 in Zero Coupon Treasuries with maturities providing $463,000 in fiscal year 2002 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                              GATEWAY TAX CREDIT FUND, LTD.
                                                                             (A Florida Limited Partnership)
                                                                              By:
                                                                              Raymond James Tax Credit Funds, Inc.

Date: November 15, 2001        By:/s/ Ronald M. Diner
                               Ronald M. Diner
                               President

Date: November 15, 2001        By:/s/ Sandra L. Furey
                               Sandra L. Furey
                               Secretary and Treasurer