Form 10-Q
period 2001-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2002-02-20
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended                                          December 31, 2001

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
    Title of Each Class                                                                                      December 31, 2001
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

PART I - Financial Information
           Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
 (A Florida Limited Partnership)
COMBINED BALANCE SHEETS

December 31, 2001 ----------- (Unaudited)	March 31, 2001 ----------- (Audited)

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
 Payable to General Partners
  Mortgage Notes Payable

    Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners Equity (Deficit):
  Limited Partners (25,566 units outstanding at
  December 31 and March 31, 2001)
  General Partners

    Total Partners' Equity

       Total Liabilities and Partners 'Equity

$   762,080
58,965
463,331
295
14,735
-----------
1,299,406

883,212
1,765,807
9,931
860,212
------------
$4,818,568   =========

$   340,465
26
20,647
6,100
------------
367,238
------------

 2,903,533
1,242,329
------------
4,145,862
------------
(17,727)
------------

543,952
(220,757)
------------
323,195
------------
$ 4,818,568
==========

$   950,106
47,122
437,854
221
4,800
------------
1,440,103

945,443
2,077,180
14,480
898,610
------------
$ 5,375,816
=========

$   347,096
6,942
20,031
6,800
------------
380,869
------------

 2,843,627
1,242,329
 ------------
4,085,956
------------
(17,351)
------------

 1,141,068
(214,726)
------------
926,342
------------
$ 5,375,816
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

Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    30,021
32,189
1,153
-----------
63,363
-----------

123,724

12,278
4,697
29,522
        7,450
13,910
4,171
------------
   195,752
------------

(132,389)
(141,108)

196
------------
$  (273,301)
=========

$  (270,568)
(2,733)
------------
$  (273,301)
=========
$      (10.58)  =========
25,566
         ========

$    29,617
44,006
1,179
-----------
74,802
-----------

124,170

5,529
8,685
26,813
(5,458)
13,890
4,171
------------
   177,800
------------

(102,998)
36,071

42
------------
$   (66,885)
=========

 $   (66,216)
(669)
------------
$   (66,885)
=========
$       (2.59)
=========
25,566
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

Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   91,522
106,279
4,684
-----------
202,485
-----------

371,173

36,834
30,898
69,994
22,352
41,727
12,591
------------
   585,569
------------
(383,084)
(220,438)
375
------------
$  (603,147)
=========

$  (597,116)
(6,031)
------------
$  (603,147)
=========
$      (23.36)
=========
25,566
=========

$   90,760
137,106
3,060
----------
230,926
----------

 372,510

27,338
36,379
77,921
22,598
41,670
12,513
-----------
 590,929
------------
(360,003)
(159,945)
479
------------
$  (519,469)
=========

$  (514,274)
(5,195)
------------
$  (519,469)
========= $      (20.12)
=========
25,566
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

	Limited Partners ---------	General Partners (Deficit) ------------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 1,920,987 (514,274) ------------ $ 1,406,713 ========= $ 1,141,068 (597,116) ------------ $ 543,952 =========	$ (206,848) (5,195) ----------- $ (212,043) ========= $ (214,726) (6,031) ----------- $ (220,757) =========	$ 1,714,139 (519,469) ------------ $ 1,194,670 ========= $ 926,342 (603,147) ------------ $ 323,195 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in Securities
   Equity in Losses of Project Partnerships
   Minority Interest in Losses of Combined Project Partnerships
   Interest Income from Redemption in Securities
Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   (Increase) Decrease in Prepaid Insurance
   Increase (Decrease) in Accounts Payable
   Increase (Decrease) in Replacement Reserves
   Increase in Security Deposits
Decrease in Accrued Real Estate Taxes
   Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Purchase of Equipment
  Distributions Received from Project Partnerships

     Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (603,147)

12,591
41,727
(85,246)
220,438
(375)
56,006

(11,843)
(74)
(6,916)
4,549
      (10,635)
616
53,276
-----------
(329,033)
-----------

65,994
(3,329)
78,342
-----------
141,007
-----------
(188,026)
950,106
-----------
$  762,080
========

$ (519,469)

12,513
41,670
(105,033)
159,945
(479)
47,542

      (50,491)
168
10,182
(6,003)
     (19,536)
0
48,762
-----------
(380,229)
-----------

68,458
(1,210)
70,830
-----------
138,078
-----------
(242,151)
823,494
-----------
$  581,343
========

Supplemental Cash Flow Information:

Interest Paid	$ 22,352 =========	$ 22,598 ========

See accompanying notes to financial statements.

    GATEWAY TAX CREDIT FUND, LTD.
                 (A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.Operations commenced on June 30, 1988.Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes expected to qualify for Low-Income Housing Tax Credits.Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement.Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000 respectively.The fiscal year of Gateway for reporting purposes ends on March 31.

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Operating profits and losses, cash distributions from operations and tax credits are allocated 99% to the Limited Partners and 1% to the General Partners.Profit or loss and cash distributions from sales of properties will be allocated as formulated in the Limited Partnership Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities.Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2001.All significant intercompany balances and transactions have been eliminated.Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

Basis of Accounting

   Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

   Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Combined Entities, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations.Under the equity method, the Investments in Project Partnerships initially include:

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

   Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets.The amortization is shown as amortization expense on the Statements of Operations.

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships:In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

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

   Gateway recognizes a decline in the carrying value of its investment in the Project Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment.There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of the investments in Project Partnerships may be subject to material near term adjustments.

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

          Buildings             27-1/2 years
          Equipment                   7 years

   Expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.The resulting gains and losses are reflected in the statement of income.

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

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures.These estimates are based on management's knowledge and experience.Accordingly, actual results could differ from these estimates.

Investment in Securities

   Effective April 1, 1995, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115").Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

Offering and Commission Costs

   Offering and commission costs were charged against Limited Partners' Equity upon the admission of Limited Partners.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, the 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2001 Balance Sheet includes Investments in Securities equal to $1,346,543 ($463,331 and $883,212).These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $812,539.The estimated market value at December 31, 2001 of these debt securities is $1,429,378 resulting in a gross unrealized gain of $82,835.

   As of December 31, 2001, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                                    $   463,331
     After 1 year through 5 years                         883,212
                                                                         ----------
     Total Amount Carried on Balance Sheet    $ 1,346,543
                                                                       ========

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                                      2001                2000
                                                                     ---------          --------
 Asset Management Fee          $ 371,173    $ 372,510
 General and Administrative Expenses          36,834      27,338

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2001:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,423,415 53,287 ---------- $1,523,702 =========	$ 0 621,763 41,727 ---------- $ 663,490 ========	$ 47,000 801,652 11,560 --------- $ 860,212 =======

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2001 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:
                                                                                                      Year Ending                   Amount
                                                                                                        -----------                   ---------
                                                                                                          12/31/01                    $  3,931
                                                                                                          12/31/02                        4,022
                                                                                                          12/31/03                        4,115
                                                                                                          12/31/04                        4,211
                                                                                                          12/31/05                        4,309
                                                                                                           Thereafter                  815,052
                                                                                                                                            ----------
                                                                                                           Total                         $835,640
                                                                                                                                           =======

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113.The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 2001 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

Expected maturities of the mortgage note payable are as follows:
                                                                                                           Year Ending                      Amount
                                                                                                             ----------                       ----------
                                                                                                              12/31/01                      $; 1,317
                                                                                                              12/31/02                        1,347
                                                                                                              12/31/03                        1,379
                                                                                                              12/31/04                        1,410
                                                                                                              12/31/05                        1,443
                                                                                                              Thereafter                        399,793
                                                                                                                                       -----------
                                                                                                              Total                       $; 406,689
                                                                                                                                       =======

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2001:

DECEMBER 31, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,982,007 (17,185,067) (740,434) ------------ 56,506 2,254,715 (545,414) ------------ $ 1,765,807 =========	$ 17,982,007 (16,964,628) (662,091) ------------ 355,288 2,254,715 (532,823) ------------ $ 2,077,180 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $12,338,684 for the period ended December 31, 2001 and cumulative suspended losses of $10,805,586 for the year ended March 31, 2001 are not included.

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

Partners' deficit:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$10,243,733
69,745,229
200,081
   ------------
$80,189,043
 ========

3,811,391
90,615,892
 ------------
94,427,283
------------

(12,592,684)
(1,645,556)
 ------------
(14,238,240)
 ------------
$80,189,043
=========

$ 9,167,898
------------
6,293,292
1,977,695
2,668,160
 ------------
10,939,147
------------
$(1,771,249)
 =========
$   (17,713)
=========
(1,753,536)
1,533,098
------------
$  (220,438)
=========

$10,217,871
73,082,759
187,141
 ------------
$83,487,771
=========

2,746,902
91,643,497
   ------------
94,390,399
  ------------

(9,399,252)
(1,503,376)
    ------------
(10,902,628)
    ------------
$83,487,771
=========

$ 9,260,183
 ------------
5,861,999
1,958,493
2,702,747
   ------------
10,523,239
------------
$(1,263,056)
 =========
$    (12,631)
=========
(1,250,425)
1,090,480
------------
$  (159,945)
=========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

  As disclosed on the Statements of Operations, interest income and total expenses were comparable for the nine and three months ended December 31, 2001 and 2000.

   Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 increased from $159,945 for the nine months ended December 31, 2000 to $220,438 as a result of an increase in operating expenses at the Project Partnership level. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.
As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $603,147 for the nine months ended December 31, 2001.However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $329,033.The net cash provided by investing activities was $141,007 consisting of $78,342 in cash distributions received from Project Partnerships and $65,994 from matured Zero Coupons, and $3,329 of equipment purchases.

Liquidity and Capital Resources

   Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships.The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.(Payment of any Asset Management Fee due but unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors return of their original capital contribution.)

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships.At December 31, 2001, Gateway had $762,080 of short term investments (Cash and Cash Equivalents).It also had $1,346,543 in Zero Coupon Treasuries with maturities providing $463,000 in fiscal year 2002 increasing to $514,000 in fiscal year 2004.Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     GATEWAY TAX CREDIT FUND, LTD.
           (A Florida Limited Partnership)
                              By: Raymond James Tax Credit Funds, Inc.

Date: February 15, 2002           By:/s/ Ronald M. Diner
                                                                        Ronald M. Diner
                                                                        President

Date: February 15, 2002            By:/s/ Sandra L. Furey
                                                                         Sandra L. Furey
                                                                         Secretary and Treasurer