Form 10-K
period 2002-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2002-07-05
CIK 824605

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)

For the fiscal year ended          March 31, 2002

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

                                           Number of Record Holders
Title of Class                              as of March 31, 2002

Limited Partnership Interest                        2,043
General Partner Interest                                2

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

   The primary sources of funds for the year ended March 31, 2002 were from the maturity of Treasury Notes for $463,000, interest income of $23,568 earned on cash and cash equivalents, and $122,886 in distributions received from Project Partnerships. As of March 31, 2002 Gateway had $1,184,578 of Cash and Cash Equivalents and $1,027,349 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

   All Project Partnerships are government subsidized. Most have mortgage loans from the Farmers Home Administration (now called USDA Rural Development) ("USDA RD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the Project Partnerships also receive rental assistance from USDA RD to subsidize certain qualifying tenants.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2002 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 7.2% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2001:
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- ----------- ----- -------- -------- ------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apartments
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

Medway, OH
Union, OH
Bernalillo, NM
Truth/Conseqnces, NM
Fortville, IN
Summitville, IN
Yanceyville, NC
Millsboro, DE
Perryville, MD
Georgetown, DE
Federalsburg, MD
Laurel, DE
Easton, MD
Madison, OH
Thomaston, GA
Cairo, GA
Sylacauga, AL
Monroe, GA
Denver, CO
Denver, CO
Silver City, NM
Yorktown, VA
Ashland, VA
Keysville, VA
Kalamazoo, MI
Demopolis, AL
McDonough, GA
Fernandina Beach, FL
Limestone, ME
Beaufort, NC
Rigby, ID
Albany, KY
Burkesville, KY
Scotts Hill, TN
Gallup, NM
Cascade, ID
Middleport, NY
Columbus, NE
Morgantown, IN
Ashburn, GA
Cuthbert, GA
Melrose, FL
Crescent City, FL
Hastings, FL
Norfolk, NE
Springfield, TN
Springfield, TN
Mabank, TX
Buena Vista, GA
Elizabethtown, NC
Quitman, GA
Cherokee, AL
Milton, FL
Winder, GA
Killen, AL
Madison, NC
Greeneville, TN
Centralia, IL
Poteau, OK
Barling, AR
Booneville, AR
Augusta, KS
Farmville, VA
Kenly, NC
Athens, TX
Waggaman, LA
Middlefield, OH
Floresvile, TX
Mathis, TX
Sabinal, TX
Kingsland, TX
Crestline, OH
Poteau, OK
Decatur, AR
Broken Bow, OK
Grove, OK
Grangeville, ID Hartwell, GA
Pulaski, VA
Jacksonville, TX

48
30
54
42
24
24
40
32
32
32
32
32
16
40
50
36
45
48
32
52
41
80
40
24
201
40
46
46
25
40
40
24
24
12
44
16
25
24
24
41
32
16
36
24
72
48
48
42
25
32
18
24
43
48
40
40
40
24
32
48
50
66
40
48
44
43
36
40
36
24
34
36
19
24
46
42
32
24
44
40

6/88
6/88
8/88
9/88
11/88
11/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
12/88
3/89
3/89
3/89
3/89
4/89
5/89
6/89
6/89
6/89
6/89
6/89
7/89
7/89
7/89
7/89
8/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
9/89
10/89
11/89
11/89
11/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
12/89
2/90
2/90
2/90
3/90
3/90
3/90
3/90
3/90
3/90
4/90
4/90
4/90
4/90
4/90
4/90
7/90
7/90

1,862,433
1,182,271
2,032,548
1,793,982
810,389
879,994
2,137,725
1,315,971
1,402,681
1,348,986
1,463,898
1,364,747
740,607
1,478,675
1,812,786
1,192,946
1,612,304
1,788,673
992,828
1,594,808
1,740,635
3,046,646
1,549,636
914,521
6,100,747
1,468,473
1,739,553
1,634,199
1,414,221
1,952,653
1,793,304
936,671
913,772
505,653
1,949,398
606,325
1,167,852
1,013,220
959,783
1,300,760
1,028,295
573,562
1,238,885
864,386
3,114,900
1,823,957
1,534,816
1,368,930
814,227
1,490,939
607,608
637,653
1,346,208
1,762,725
1,420,816
1,874,064
1,535,694
976,228
716,016
1,152,864
1,682,587
2,381,719
1,588,193
1,687,997
1,354,625
1,519,306
1,351,027
1,312,062
1,084,390
780,115
1,160,610
1,373,883
583,005
969,816
1,957,868
1,558,446
1,476,333
821,329
1,803,489
1,226,404

88%
90%
98%
88%
100%
92%
100%
97%
94%
100%
97%
91%
100%
100%
92%
97%
100%
94%
100%
96%
98%
100%
100%
100%
100%
100%
100%
100%
88%
98%
79%
100%
96%
100%
100%
94%
100%
83%
96%
98%
94%
100%
92%
83%
99%
100%
100%
90%
96%
97%
88%
100%
100%
98%
90%
98%
98%
96%
97%
94%
98%
99%
95%
98%
100%
98%
100%
98%
94%
92%
100%
94%
100%
96%
100%
98%
100%
100%
100%
98%

----- 3,098 =====	---------- 115,073,251 ===========

The average effective rental per unit is $3,874 per year ($323 per month).
The average effective occupancy rate at December 31, 2001 was 97.0%
A summary of the cost of the properties, excluding Sparta and Divernon, as of
December 31, 2001, 2000 and 1999 is as follows:

	12/31/01 --------	12/31/00 --------	12/31/99 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 5,097,275 2,058,477 103,292,188 4,625,311 ------------ 115,073,251 45,903,523 ------------ $ 69,169,728 =============	$ 5,097,275 1,998,842 103,134,264 4,496,422 ------------ 114,726,803 42,390,325 ------------ $ 72,336,478 =============	$ 5,097,275 1,984,638 103,009,053 4,362,678 ------------ 114,453,644 38,866,674 ------------ $ 75,586,970 =============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2002, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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
   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2001

Limited Partnership Interest                    2,043
General Partner Interest                            2

Item 6.  Selected Financial Data

	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 412,005	$ 423,174	$ 441,466	$ 457,380	$ 424,025
Net Loss	(577,139)	(787,797)	(877,394)	(975,308)	(1,268,394)
Equity in Losses of Project Partnerships	(202,920)	(366,069)	(490,163)	(610,098)	(905,818)
Total Assets	4,946,571	5,375,816	5,980,554	6,673,086	7,472,382
Investments In Project Partnerships	1,832,496	2,077,180	2,500,833	3,040,206	3,682,742
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	4.94 21.61 (141.03)	38.70 18.60 (149.30)	104.10 17.20 (135.00)	138.90 17.50 (130.40)	148.90 18.30 (133.00)
Net Loss	(22.35)	(30.51)	(33.98)	(37.77)	(49.12)

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

   As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 2002, 2001 and 2000. Total expense for the year ended March 31, 2002 was $832,052, which is comparable for the years ended March 31, 2001 and 2000.

   Equity in Losses of Project Partnerships decreased from $490,163 for the year ended March 31, 2000 to $366,069 for the year ended March 31, 2001 to $202,920 for the year ended March 31, 2002. As presented in Note 8, Gateway's share of net loss decreased from $2,998,410 in 2000 to $2,595,555 in 2001 and to $2,352,749 for the year ened March 31,2002. Suspended Losses decreased from $2,508,247 in 2000 to $2,229,486 in 2001 and to $2,149,829 for the year ended March 31, 2002. These losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 2001, December 31, 2000, and December 31, 1999, the Project Partnerships reported depreciation and amortization expense of $3,520,633, $3,540,410, and $4,052,357, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

   On October 1, 1997 Value Partners, Inc. became the sole general partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing general partner of Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's average occupancy rate for the year improved from 86% in 2000 to 92% in 2001. Gateway loaned Divernon $14,000, $9,000, and $10,000 to cover the operating deficits for 1999, 2000, and 2001 respectively. It is projected to require additional loans from Gateway including an estimated $11,000 for 2002. As of June 30, 1999, an updated workout plan with the USDA RD was implemented. Management is using rent incentives, vigorous advertising, and tight controls over repairs and maintenance to improve occupancy and cash flows in 2002.

   A Project Partnership located in Denver, Colorado had been experiencing cash shortages from operations in 1999 and 2000 due to increasing maintenance needs and a lengthy eviction process for bad tenants. Gateway loaned the partnership $40,000 in 2000 for the reduction of accounts payable and necessary capital improvements. As of February 2001, a new management team was hired to speed up the eviction process and find new qualified applicants in a timely manner. The occupancy rate for the year improved from 92% in 2000 to 96% in 2001.

   Gateway paid no cash distributions in the fiscal years ended March 31, 1999, 2000, and 2001 and management does not anticipate distributions in the foreseeable future.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 2002, Gateway had $1,184,578 of short term investments (Cash and Cash Equivalents). It also had $1,027,349 in Zero Coupon Treasuries with maturities providing $463,000 in fiscal year 2002 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 2002, Gateway received $122,886 in cash distributions from the Project Partnerships and it received $463,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $96,407 and the Asset Management Fee actually paid was $315,339.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2002 and 2001 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2002. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $14,398,908 and $13,979,915 of cumulative equity in losses are included in these financial statements as of March 31, 2002 and 2001, respectively and for which net losses of $202,918, $360,034 and $469,549 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2002. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                             /s/ Spence Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Clearwater, Florida
Date:  June 12, 2002

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
2002 ----	2001 ----

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units  outstanding at  March 31, 2002 and 2001
 General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   1,184,578
45,281
460,085
628
0
-----------
1,690,572

567,264
1,832,496
0
856,239
-----------
$ 4,946,571
===========

$  373,212
8,215
14,265
6,400
-----------
402,092
-----------

3,021,493
1,236,962
-----------
4,258,455
-----------
(63,179)
-----------

569,700
(220,497)
-----------
349,203
-----------
$ 4,946,571
===========

$   950,106
47,122
437,854
221
4,800
-----------
1,440,103

945,443
2,077,180
14,480
898,610
-----------
$ 5,375,816
===========

$  347,096
6,942
20,031
6,800
-----------
380,869
-----------

2,843,627
1,242,329
-----------
4,085,956
-----------
(17,351)
-----------

1,141,068
(214,726)
-----------
926,342
-----------
$ 5,375,816
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
2002 ----	2001 ----	2000 ----

Revenues:
 Rental
 Interest Subsidy
 Interest Income
 Other

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships
Minority Interest in Loss of Combined
 Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
 Partnership Units
Number of Limited Partnership Units
 Outstanding

$  120,669
58,231
131,048
102,057
---------
412,005

493,205

45,714
50,693
84,415
86,604
56,805
14,616
---------
832,052

(420,047)

(202,920)

45,828
----------
$ (577,139)
===========

$ (571,368)
(5,771)
----------
$ (577,139)
===========
$   (22.35)
===========
25,566
===========

$  117,161
57,936
176,086
71,991
---------
423,174

494,898

36,934
52,816
100,521
87,738
55,636
16,996
---------
845,539

(422,365)

(366,069)

637
----------
$ (787,797)
===========

$ (779,919)
(7,878)
----------
$ (787,797)
===========
$   (30.51)
===========
25,566
===========

$  118,592
57,789
186,236
78,849
---------
441,466

496,681

39,066
51,302
82,549
87,299
55,563
16,685
---------
829,145

(387,679)

(490,163)

448
----------
$ (877,394)
===========

$ (868,620)
(8,774)
----------
$ (877,394)
===========
$   (33.98)
===========
25,566
===========

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 2,789,607 (868,620) ------------ 1,920,987 (779,919) ------------ 1,141,068 (571,368) ------------ $ 569,700 ============	$ (198,074) (8,774) ----------- (206,848) (7,878) ----------- (214,726) (5,771) ----------- $ (220,497) ============	$ 2,591,533 (877,394) ----------- 1,714,139 (787,797) ----------- 926,342 (577,139) ----------- $ 349,203 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

	2002 ----	2001 ----	2000 ----

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
   Decrease in Accrued Real Estate    Taxes
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

Cash and Cash Equivalents at End of Year

$(577,139)

 14,616
56,805

(95,741)

(107,051)

202,920

(45,828)

276,104

(8,160)

(407)

1,273

14,480

4,400

(5,766)

213,983
---------
(55,511)
---------

122,886
186,896
(14,432)
---------

295,350
---------

(5,367)
---------

(5,367)
---------
234,472

950,106
---------

$1,184,578
==========

$(787,797)

16,996
55,636

(67,493)

(134,560)

366,069

(637)

245,379

(53,336)

168

5,917

(6,685)

913

(2,632)

194,221
---------
(167,841)
---------

108,085
193,621
(2,140)
---------

299,566
---------

(5,113)
---------

(5,113)
---------
126,612

823,494
---------

$ 950,106
==========

$(877,394)

16,685
55,563

(75,149)

(157,699)

490,163

(448)

216,270

(30,798)

(389)

(1,466)

6,897

(4,157)

(28)

224,384
---------
(137,566)
---------

107,675
200,730
(3,957)
---------

304,448
---------

(4,681)
---------

(4,681)
---------
162,201

661,293
---------

$ 823,494
==========

Supplemental Cash Flow Information: Interest Paid	$ 28,373 ==========	$ 29,803 ==========	$ 29,510 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2002, 2001 AND 2000

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

Capitalization and Depreciation

   Land, buildings and improvements are recorded at cost. Depreciation is calculated using the accelerated method in amounts adequate to amortize costs over the lives of the applicable assets as follows:

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

    Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

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

   Reclassifications

    For comparability, the 2000 and 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

NOTE 3 - INVESTMENT IN SECURITIES:

    The March 31, 2002 Balance Sheet includes Investments in Securities equal to $1,027,349 ($460,085 and $567,264). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $614,247. The estimated market value at March 31, 2002 of these debt securities is $1,090,874 resulting in a gross unrealized gain of $63,525.

   As of March 31, 2002, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                             $ 460,085
     After 1 year through 5 years                    567,264
                                                  ----------
     Total Amount Carried on Balance Sheet        $1,027,349
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2002, 2001 and 2000 were $493,205, $494,898 and $496,681 respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2002, 2001 and 2000 were $45,714, $36,934 and $39,066 respectively.

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2001:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 50,768 --------- $1,534,807 ==========	$ 0 630,496 48,072 -------- $678,568 ========	$ 47,000 806,543 2,696 -------- $856,239 ========

   A summary of the rental property is as follows at December 31, 2000:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,423,415 49,958 --------- $1,520,373 ==========	$ 0 578,240 43,523 -------- $621,763 ========	$ 47,000 845,175 6,435 -------- $898,610 ========

NOTE 6 - MORTGAGE NOTE PAYABLE

   The mortgage note payable for Sparta originated on December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2001 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/02                4,109
     12/31/03                4,205
     12/31/04                4,303
     12/31/05                4,403
     Thereafter            814,607
                         ----------
     Total               $ 831,627
                         ==========

   The mortgage note payable for Divernon originated on October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the  effective interest rate to 2.35%. At December 31, 2001 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883, including principal and interest.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------         --------
     12/31/02               1,373
     12/31/03               1,404
     12/31/04               1,437
     12/31/05               1,472
     Thereafter           399,649
                        ----------
     Total              $ 405,335
                        ==========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:

	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (577,139)	$ (787,797)	$ (877,394)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(440,421)	(497,469)	208,931
Losses suspended for financial reporting purposes	(2,149,829)	(2,229,486)	(2,508,247)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(14,303)	20,807	46,092
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Miscellaneous Income	178,607 17,074 (67,493) -----------	180,190 12,624 (75,149) -----------	185,289 (40,519) (55,973) ------------
Partnership loss for tax purposes as of December 31	$(3,053,504) ============	$(3,376,280) ============	$(3,041,821) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 126,423 ============	$ 1,000,167 ============	$ 2,676,768 ============

The Partnership's Investment in Project Partnerships is approximately $18,514,452 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                              Financial        Tax
                              Reporting        Reporting
                              Purposes         Purposes        Differences
Investments in Local
Limited Partnerships         $ 1,832,496      $(16,681,956)    $18,514,452

Other Assets                 $ 3,114,075      $  2,265,963     $   848,112

Liabilities                  $ 4,660,547      $     23,466     $ 4,637,081

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2002:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustments

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 17,982,007 (17,167,549) (689,238) ------------ 125,220 2,254,715 (547,439) ------------ $ 1,832,496 ============	$ 17,982,007 (16,964,628) (662,091) ------------ 355,288 2,254,715 (532,823) ------------ $ 2,077,180 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $12,955,415 for the year ended March 31, 2002 and cumulative suspended losses of $10,805,586 for the year ended March 31, 2001 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($13,287,923)
differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $125,220 primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 10,050,606
69,169,728
77,652
------------
$79,297,986
============

$ 3,208,272
91,074,428
------------
94,282,700
------------

(13,287,923)
(1,696,791)
------------
(14,984,714)
------------

$79,297,986
============

$16,980,398
------------
8,740,917
7,095,362
3,520,633
------------
19,356,912
------------
$(2,376,514)
============
$   (23,765)
============
$(2,352,749)
2,149,829
------------

$  (202,920)
============

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
============

As of December 31, 2001, the largest Project Partnership constituted 7.2% and 8.0% of the combined total assets and combined total revenues. As of December 31, 2000, the largest Project Partnership constituted 7.0% and 7.4% of the combined total assets and combined total revenues.

   The report of the independent certified public accountants with respect to the financial statements of two Project Partnerships expressed substantial doubt as to the Project Partnerships' ability to continue as a going concern. Gateway's net investment in these Project Partnerships at March 31, 2002 and 2001 is zero. Gateway's original investment in the Project Partnership approximated $363,260. Through December 31, 2001, the Project Partnerships have had recurring losses from operation and have a net capital deficiency.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2002                 Quarter 1     Quarter 2    Quarter 3    Quarter 4
                         6/30/2001     9/30/2001    12/31/2001    3/31/2002

Total Revenues           $  70,609     $  68,513     $  63,363    $ 209,520

Net Income (Loss)        $(128,153)    $(201,694)    $(273,301)   $  26,009

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (4.96)    $   (7.81)    $  (10.58)   $    1.00

Year 2001                Quarter 1     Quarter 2    Quarter 3     Quarter 4
                         6/30/2000     9/30/2000    12/31/2000    3/31/2001
Total Revenues           $  77,584     $  78,540     $  74,802    $ 192,248

Net Income (Loss)        $(197,167)    $(255,417)    $ (66,885)   $(268,328)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (7.63)    $   (9.90)    $   (2.59)   $  (10.39)

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(a Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, statements of partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Certified Public Accountants

Columbus, Ohio
January 25, 2002

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd., Suite 250
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Clayfed Apartments Ltd.
(A Limited Partnership)
Denver, Colorado

We have audited the accompanying balance sheet of Clayfed Apartments (HUD Project No. 101-94010) as of December 31, 2001 and 2000 and the related statements of profit and loss, changes in project deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments (HUD Project No. 101-94010) as of December 31, 2001 and the results of its operations, changes in project deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2002 on our consideration of the Project's internal controls and reports dated January 24, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Feldhake & Associates, P.C.
Englewood, Colorado
January 24, 2002

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd., Suite 250
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Westside Apartments, Ltd.
(A Limited Partnership)
Denver, Colorado

We have audited the accompanying balance sheet of Westside Apartments (HUD Project No. 101-94009) as of December 31, 2001 and 2000 and the related statements of profit and loss, changes in project deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments (HUD Project No. 101-94009) as of December 31, 2001 and the results of its operations, changes in project deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note 6 to the financial statements, the Project's significant operating losses which have caused a substantial surplus cash deficit raise substantial doubt about it's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2002 on our consideration of the Project's internal controls and reports dated January 24, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
Englewood, Colorado
January 24, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                                                                                    Rural Housing Service
Madison, Ltd.                                                                                                                                            Servicing Office
DBA Madison Woods Apartments                                                                                                      Wooster, Ohio
Hudson, Ohio

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-043-341595553, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-043-341595553, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standard and and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program", issued in December 1989, we have also issued a report dated January 11, 2002, on our consideration of Madison, Ltd.'s internal control and a report dated January 11, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 11, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                                                                                    Rural Housing Service
Middlefield, Limited                                                                                                                                 Servicing Office
DBA Lakeview Village II                                                                                                                         Wooster, Ohio
Hudson, Ohio

We have audited the accompanying balance sheets of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited, DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989, we have also issued a report dated January 11, 2002, on our consideration of Middlefield, Limited's internal control and a report dated January 11, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 11, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Ashburn Housing Ltd
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Buena Vista Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of Buena Vista Housing Ltd.'s internal control structure and a report dated January 25, 2002 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 25, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1830589, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (a limited partnership), Federal ID No.: 58-1786726, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 29, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Milton Elderly Housing, Ltd., L.L.L.P.

We have audited the accompanying balance sheets of MILTON ELDERLY HOUSING, LTD., L.L.L.P. (USDA Rural Development Case No.09-057-592911560), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD., L.L.L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of MILTON ELDERLY HOUSING, LTD. L.L.L.P.'s internal control and a report dated January 25, 2002, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 25, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Winder Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 2001 and 2000, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Winder Apartments, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 29, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of American and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2002 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 19, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
RIVER ROAD APARTMENTS LIMITED

We have audited the accompanying balance sheets of RIVER ROAD APARTMENTS LIMITED, RHS PROJECT NO. 22-026-721099603 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS LIMITED as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2002 on our consideration of RIVER ROAD APARTMENTS LIMITED's internal control and a report dated February 1, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and Le Blanc, L.L.P.
Certified Public Accountants
Metairie, Louisiana
February 1, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Garden Walk of Augusta
A Division of Augusta Properties  (A Limited Partnership)
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Garden Walk of Augusta, A Division of Augusta Properties (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Walk of Augusta, A Division of Augusta Properties, (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Booneville Properties, A Limited Partnership
  D/B/A Garden Walk of Booneville
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Barling Properties, A Limited Partnership
  D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Barling Properties, A Limited Partnership, D/B/A Barling Place Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barling Properties, A Limited Partnership, D/B/A Barling Place Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Poteau Properties IV, A Limited Partnership
  D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties IV, A Limited Partnership, D/B/A El Conquistador Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties IV, A Limited Partnership, D/B/A El Conquistador Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Turtle Creek Properties Phase II, A Limited Partnership
  D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Mill Creek III Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Mill Creek III Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Broken Bow Properties II, A Limited Partnership
  D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Broken Bow Properties II, A Limited Partnership, D/B/A Oakwood Village II Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broken Bow Properties II, A Limited Partnership, D/B/A Oakwood Village II Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
February 7, 2002

LaFollette, Jansa, Brandt & Co. LLP
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners of Lakewood Apartments
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments, a limited partnership, Project Number 32-060-470717466 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Rural Development Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2002, on our consideration of internal controls.

/s/ LaFollette, Jansa, Brandt & Co. LLP
Certified Public Accountants & Consultants
Sioux Falls, South Dakota
February 13, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Monroe Family, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership),

Federal ID No. 58-1768407, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002 on our consideration of the Monroe Family, Ltd.'s internal control structure and a report dated January 16, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants
January 16, 2002

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brandywine III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III, LLLP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III, LLLP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated February 27, 2002 on our consideration of Brandywine III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants
February 27, 2002

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concord IV, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV, LLLP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV, LLLP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated February 27, 2002 on our consideration of Concord IV, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants
February 27, 2002

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Dunbarton Oaks III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III, LLLP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III, LLLP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated February 27, 2002 on our consideration of Dunbarton Oaks III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants
February 27, 2002

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Federal Manor III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Federal Manor III, LLLP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III, LLLP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated February 27, 2002, on our consideration of Federal Manor III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants
February 27, 2002

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Laurel Apartments, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments, LLLP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments, LLLP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated February 27, 2002 on our consideration of Laurel Apartments, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants
February 27, 2002

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 N.
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 16, 2002, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants
January 16, 2002

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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
January 31, 2002

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 2001 and 2000, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2002 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
Certified Public Accountants
January 17, 2002

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 2001 and 2000, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2002 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 18, 2002

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We audited the accompanying balance sheets of Laurel Woods Associates (A Virginia Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Woods Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2002 on our consideration of the Partnership's internal controls and a report dated February 14, 2002 on its compliance with laws and regulations.

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
February 14, 2002
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We audited the accompanying balance sheets of The Meadows Associates (a Virginia Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2002, on our consideration of the Partnership's internal controls and a report dated February 14, 2002, on its compliance with laws and regulations.

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
February 14, 2002
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (a Virginia Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2002, on our consideration of the Partnership's internal controls and a report dated February 14, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
February 14, 2002
Carmel, Indiana

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Greeneville Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA P.C.
February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Pulaski Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA P.C.
February 15, 2002

 Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kingsland Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2002, on our consideration of the internal control structure of Kingsland Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 15, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas
January 15, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas 78759
PHONE  512-338-0044
FAX  512-338-5395

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2002, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 17, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas
January 17, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Mathis Retirement Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2002, on our consideration of the internal control structure of Mathis Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 17, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas
January 17, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Floresville Housing , Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2002, on our consideration of the internal control structure of Floresville Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 19, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas
January 19, 2002

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Teton View Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Teton View Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002, on our consideration of Teton View Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 29, 2002

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2002, on our consideration of Pleasant Valley Housing Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 22, 2002

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2002 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 28, 2002

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 2001 and 2000 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2002 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
Februar 6, 2002

Dixon Odom PLLC
1829 Eastchester Drive - P. O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Suncrest Limited Partnership as of December 31, 2001 and 2000 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2002 on our consideration of Suncrest Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 30, 2002

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 2001 and 2000 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

s/ Dixon Odom PLLC
Certified Public Accountants and Consultants
January 31, 2002

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership), as of December 31, 2001 and 2000 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of American and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2002 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 2001, and the other Supplemental Data Required by the Rural Housing and Community Development Services, are presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants
January 28, 2002

Mercer & Associates, P.C.
213 Green Street, Suite B
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hunter's Ridge, Ltd.

We have audited the accompanying balance sheet of Hunter's Ridge, Ltd., (a limited partnership) as of December 31, 2001 and 2000, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunter's Ridge, Ltd., as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have issued a report dated February 22, 2002 on our consideration of Hunter's Ridge, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Mercer & Associates, P.C.
Certified Public Accountants
February 22, 2002

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 4, 2002, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated February 4, 2002, on its compliance with laws and regulations.

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
February 4, 2002
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
La Villa Elena, Ltd. Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena, Ltd. Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena, Ltd. Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 4, 2002, on our consideration of La Villa Elena, Ltd. Limited Partnership's internal control structure and a report dated February 4, 2002, on its compliance with laws and regulations.

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
February 4, 2002
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 4, 2002, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated February 4, 2002, on its compliance with laws and regulations.

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

/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants
February 4, 2002
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-132
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 4, 2002, on our consideration of Sage Limited Partnership's internal control structure and a report dated February 4, 2002, on its compliance with laws and regulations.

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
February 4, 2002
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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                                                                                          Rural Development Services
Laynecrest Associates Limited Partnership                                                                                        Hillsboro, Ohio

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership RDS case No. 41-092-311254109, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "'Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued a report dated January 25, 2002, on our consideration of Laynecrest Associates Limited Partnership's internal control and a report dated January 25, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants
January 25, 2002
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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                                                                             Rural Development Services
Martindale Limited Partnership                                                                                                Hillsboro, Ohio

We have audited the accompanying balance sheets of Martindale Limited Partnership RDS Case No. 41-092-311153919, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2002 on our consideration of Martindale Limited Partnership's internal control and a report dated January 28, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants
January 28, 2002
Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Robinhood Apartments, Ltd.

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants
January 18, 2002

Johnson, Hickey & Murchison, P.C.

651 East Fourth Street, Suite 200

Chattanooga, TN 37403-1924

PHONE:  423-756-0052

FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
---------------------------

To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants
January 18, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., RHS Project No.: 01-046-630978050 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on our consideration of Riverside Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 26, 2002

Vance Flouhouse & Garges, PLLC
2115 Rexford Road, Suite 100
Charlotte, NC 28211
PHONE:  704-369-7200
FAX:  704-362-0411

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheets of Brookshire Apartments, L.P., RHS Project No. 10-075-581765612), as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement of Brookshire Apartment, LP., RHS Project No. 10-075-581765612 as of December 31, 2000, were audited by other auditors whose report dated January 20, 2001 expressed an unqualified opinion of those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002 on our consideration of Brookshire Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

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

/s/Vance Flouhouse & Garges, PLLC                                                 Federal Employer
Certified Public Accountants                                                               Identification Number
Charlotte, North Carolina                                                                      26-0005391
January 18, 2002
Lead Auditor: Ronald George Vance
 704-369-7200

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

/sHabif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 20, 2001

Vance Flouhouse & Garges, PLLC
2115 Rexford Road, Suite 100
Charlotte, NC 28211
PHONE:  704-369-7200
FAX:  704-362-0411

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of Sandridge Apartments, Ltd., RHS Project No. 058-17569-49, as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sandridge Apartments, Ltd., RHS Project No. 058-17569-49 as of December 31, 2000, were audited by other auditors whose report dated January 20, 2001 expressed an unqualified opinion of those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 2001 and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002 on our consideration of Sandridge Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Vance Flouhouse & Garges, PLLC                                            Federal Employer
Certified Public Accountants                                                          Identification Number
Charlotte, North Carolina                                                                 26-0005391
January 18, 2002
Lead Auditor: Ronald George Vance
704-369-7200

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SANDRIDGE APARTMENTS, LTD. as of December 31, 2000, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT
----------------------------

Limestone Estates
Caribou, Maine
To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 2001 and 2000, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2002 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Chester M. Kearney, CPA
Certified Public Accountants
Presque Isle, Maine
January 28, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of LONGLEAF APARTMENTS, LTD. (USDA Rural Development Case No. 10-065-581788240) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2002 on our consideration of LONGLEAF APARTMENTS, LTD.'s internal control and a report dated January 15, 2002, on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 - 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion , is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 15, 2002

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                                                                              Rural Housing Service
Crestwood Villa 2 Limited Partnership                                                                                            Servicing Office
DBA Applewood Apartments                                                                                                         Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-341612174, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-341612174, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs.

Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2002

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 2001 and 2000, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 19, 2002 on our consideration of Fairview South, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the financial statements of Fairview South Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
March 19, 2002

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 2001 and 2000, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 16, 2002 on our consideration of Southwood Apartments, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the financial statements of the Southwood Apartments, Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
March 16, 2002

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

  Ronald M. Diner, age 58, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 46, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Sandra L. Furey, age 40, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2002.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2002, 2001 and 2000.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2002, 2001 and 2000 were $493,205, $494,898, and $496,681 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2002, 2001 and 2000 were $45,714, $36,934, and $39,066 respectively.

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

b.   Reports filed on Form 8-K - NONE

c.   Exhibits filed with this Report - NONE

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
Apartment Properties
Partnership -----------	Location --------	# of Units -----	Mortgage Loan Balance -------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

Medway, OH
Union, OH
Bernalillo, NM
Truth or Consequences, NM
Fortville, IN
Summitville, IN
Yanceyville, NC
Millsboro, DE
Perryville, MD
Georgetown, DE
Federalsburg, MD
Laurel, DE
Easton, MD
Madison, OH
Thomaston, GA
Cairo, GA
Sylacauga, AL
Monroe, GA
Denver, CO
Denver, CO
Silver City, NM
Yorktown, VA
Ashland, VA
Keysville, VA
Kalamazoo, MI
Demopolis, AL
McDonough, GA
Fernandina Beach, FL
Limestone, ME
Beaufort, NC
Rigby, ID
Albany, KY
Burkesville, KY
Scotts Hill, TN
Gallup, NM
Cascade, ID
Middleport, NY
Columbus, NE
Morgantown, IN
Ashburn, GA
Cuthbert, GA
Melrose, FL
Crescent City, FL
Hastings, FL
Norfolk, NE
Springfield, TN
Springfield, TN
Mabank, TX
Buena Vista, GA
Elizabethtown, NC
Quitman, GA
Cherokee, AL
Milton, FL
Winder, GA
Killen, AL
Madison, NC
Greeneville, TN
Centralia, IL
Poteau, OK
Barling, AR
Booneville, AR
Augusta, KS
Farmville, VA
Kenly, NC
Athens, TX
Waggaman, LA
Middlefield, OH
Floresvile, TX
Mathis, TX
Sabinal, TX
Kingsland, TX
Crestline, OH
Poteau, OK
Decatur, AR
Broken Bow, OK
Grove, OK
Grangeville, ID
Hartwell, GA
Pulaski, VA
Jacksonville, TX

48
30
54
42
24
24
40
32
32
32
32
32
16
40
50
36
45
48
32
52
41
80
40
24
201
40
46
46
25
40
40
24
24
12
44
16
25
24
24
41
32
16
36
24
72
48
48
42
25
32
18
24
43
48
40
40
40
24
32
48
50
66
40
48
44
43
36
40
36
24
34
36
19
24
46
42
32
24
44
40

1,455,165
929,403
1,460,590
1,384,307
668,615
729,603
1,463,461
1,080,303
1,077,605
1,101,269
1,152,992
1,121,913
589,660
1,178,523
1,460,938
962,246
1,403,557
1,453,857
959,603
1,618,926
1,369,095
2,531,951
1,267,025
751,285
4,294,984
1,151,970
1,382,969
1,308,273
1,144,381
1,472,472
1,421,309
729,363
732,024
405,986
1,465,115
437,794
943,825
782,580
784,661
1,049,229
817,095
465,097
1,007,149
696,043
2,421,915
1,458,525
1,323,946
1,106,098
652,394
1,148,592
488,420
529,914
1,075,107
1,414,066
1,162,351
1,479,495
1,196,308
797,362
584,759
903,761
1,356,963
1,912,447
1,322,545
1,328,595
1,059,938
1,101,439
1,080,632
1,033,119
868,837
601,891
842,439
1,077,430
460,525
769,905
1,474,610
1,237,037
1,143,143
667,445
1,380,701
947,563

------------
$ 91,074,428
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

310,264
243,665
128,000
88,500
25,000
30,000
331,988
105,508
120,440
123,135
142,632
144,680
55,379
60,000
60,000
54,700
70,000
110,000
84,000
134,701
153,730
240,134
96,242
30,000
408,338
89,250
114,500
144,000
79,224
175,735
50,218
49,161
44,697
30,000
196,207
23,500
18,000
96,800
15,000
35,000
22,550
28,091
44,712
18,000
207,700
50,500
40,112
57,200
11,390
82,500
33,330
20,000
50,000
73,500
48,275
57,280
47,258
36,450
33,000
62,500
32,500
101,300
102,342
25,000
103,909
138,000
70,700
75,524
37,127
18,000
30,000
54,000
18,350
24,300
70,000
45,000
65,227
49,800
75,000
46,189

1,533,433
928,824
1,672,703
1,610,884
780,355
849,511
1,788,595
1,154,434
1,198,338
1,205,530
1,252,927
1,156,847
652,234
1,378,177
1,754,918
1,135,966
1,521,755
1,678,673
876,430
1,382,850
1,518,228
2,661,910
1,301,860
793,750
5,164,734
1,329,102
1,602,613
1,476,180
1,318,259
1,752,762
972,662
865,007
838,328
465,835
1,616,554
505,789
1,132,502
862,439
940,191
1,265,760
1,006,889
544,545
1,191,986
839,600
2,754,382
1,752,851
1,424,008
1,210,248
804,816
1,402,798
575,656
589,739
1,292,395
1,692,510
1,370,214
1,813,230
1,434,138
954,070
683,016
1,049,173
1,650,087
2,280,419
1,455,858
1,588,636
1,218,102
1,340,045
1,250,957
1,050,346
1,041,038
752,263
894,081
1,317,395
564,655
945,516
1,887,868
1,513,446
1,342,952
771,529
1,650,373
1,153,440

18,736
9,782
231,845
94,598
5,034
483
17,142
56,029
83,903
20,321
68,339
63,220
32,994
40,498
(2,132)
2,280
20,549
0
32,398
77,257
68,677
144,602
151,534
90,771
527,675
50,121
22,440
14,019
16,738
24,156
770,424
22,503
30,747
9,818
136,637
77,036
17,350
53,981
4,592
0
(1,144)
926
2,187
6,786
152,818
20,606
70,696
101,482
(1,979)
5,641
(1,378)
27,914
3,813
(3,285)
2,327
3,554
54,298
(14,292)
0
41,191
0
0
29,993
74,361
32,614
41,261
29,370
186,192
6,225
9,852
236,529
2,488
0
0
0
0
68,154
0
78,116
26,775

	-----------	------------	------------
	$ 6,718,944	$103,953,119	$ 4,401,188
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

324,659
251,096
128,000
89,795
25,000
30,000
343,827
105,508
131,161
127,805
147,692
146,093
58,371
60,000
60,000
54,700
70,000
110,000
84,000
134,701
153,730
251,734
106,742
34,534
600,414
93,089
114,750
144,000
79,224
181,070
87,187
49,161
44,697
30,000
196,207
29,041
18,000
96,800
15,000
35,000
22,550
28,091
44,712
18,000
254,531
50,500
40,112
94,031
11,390
82,500
33,330
20,000
50,000
73,500
48,275
57,280
47,258
36,450
33,000
62,500
32,500
101,300
105,846
25,000
119,684
138,000
70,700
76,669
37,127
18,000
30,000
54,000
18,350
24,300
70,000
45,000
65,227
49,800
75,000
48,451

1,537,774
931,175
1,904,548
1,704,187
785,389
849,994
1,793,898
1,210,463
1,271,520
1,221,181
1,316,206
1,218,654
682,236
1,418,675
1,752,786
1,138,246
1,542,304
1,678,673
908,828
1,460,107
1,586,905
2,794,912
1,442,894
879,987
5,500,333
1,375,384
1,624,803
1,490,199
1,334,997
1,771,583
1,706,117
887,510
869,075
475,653
1,753,191
577,284
1,149,852
916,420
944,783
1,265,760
1,005,745
545,471
1,194,173
846,386
2,860,369
1,773,457
1,494,704
1,274,899
802,837
1,408,439
574,278
617,653
1,296,208
1,689,225
1,372,541
1,816,784
1,488,436
939,778
683,016
1,090,364
1,650,087
2,280,419
1,482,347
1,662,997
1,234,941
1,381,306
1,280,327
1,235,393
1,047,263
762,115
1,130,610
1,319,883
564,655
945,516
1,887,868
1,513,446
1,411,106
771,529
1,728,489
1,177,953

1,862,433
1,182,271
2,032,548
1,793,982
810,389
879,994
2,137,725
1,315,971
1,402,681
1,348,986
1,463,898
1,364,747
740,607
1,478,675
1,812,786
1,192,946
1,612,304
1,788,673
992,828
1,594,808
1,740,635
3,046,646
1,549,636
914,521
6,100,747
1,468,473
1,739,553
1,634,199
1,414,221
1,952,653
1,793,304
936,671
913,772
505,653
1,949,398
606,325
1,167,852
1,013,220
959,783
1,300,760
1,028,295
573,562
1,238,885
864,386
3,114,900
1,823,957
1,534,816
1,368,930
814,227
1,490,939
607,608
637,653
1,346,208
1,762,725
1,420,816
1,874,064
1,535,694
976,228
716,016
1,152,864
1,682,587
2,381,719
1,588,193
1,687,997
1,354,625
1,519,306
1,351,027
1,312,062
1,084,390
780,115
1,160,610
1,373,883
583,005
969,816
1,957,868
1,558,446
1,476,333
821,329
1,803,489
1,226,404

	-----------	------------	------------
	$ 7,155,752	$107,917,499	$115,073,251
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life ----------------

Laynecrest
Martindale
La Villa Elena
Rio Abajo
Fortville II
Summitville
Suncrest
Brandywine III
Concord IV
Dunbarton Oaks III
Federal Manor
Laurel Apts
Mulberry Hill IV
Madison
Hannah's Mill
Longleaf Apts.
Sylacauga Garden
Monroe Family
Clayfed Apts.
Westside Apts.
Casa Linda
Rivermeade
Laurel Woods
Keysville
Crosstown
Riverside Apts.
Brookshire Apts.
Sandridge Apts.
Limestone Estates
Eagle's Bay
Teton View
Albany
Burkesville
Scotts Hill
Sage
Claremont
Middleport
Oakwood Apts.
Morgantown
Ashburn Housing
Cuthbert Elderly
Sandhill Forest
Oakwood Grove
Hastings Manor
Lakewood Apts.
Robinhood Apts.
Skyview Terrace
Mabank 1988
Buena Vista
Woodcroft
Spring Creek
Spring Creek
Milton Elderly
Winder Apartments
Hunters Ridge
Stone Arbor
Greeneville
Centralia II
Poteau IV
Barling
Booneville
Augusta
Meadows
Kenly Housing
Fairview South
River Road Apts.
Middlefield
Floresville
Mathis Retirement
Sabinal Housing
Kingsland Housing
Crestwood Villa II
Poteau Prop. III
Decatur Properties
Broken Bow Prop II
Turtle Creek II
Pleasant Valley
Hartwell Elderly
Pulaski Village
Southwood Apts.

994,937
566,338
626,708
561,076
385,986
422,321
582,165
705,750
745,538
738,069
752,053
758,532
388,199
566,722
775,310
513,510
841,364
781,808
463,172
707,272
512,025
1,381,604
762,721
458,416
2,164,432
435,594
687,077
657,261
708,146
519,010
719,791
362,786
354,290
183,317
518,384
274,280
346,736
369,782
406,152
523,494
419,502
191,219
424,627
276,112
1,260,283
748,114
673,349
517,328
324,929
395,991
233,625
214,882
533,960
709,575
385,425
497,800
687,316
407,904
326,835
545,254
830,102
1,140,124
719,079
497,863
676,002
405,210
470,502
392,365
265,193
194,895
269,259
496,276
277,851
451,978
774,386
726,598
608,414
322,938
802,965
585,365

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
$45,903,523
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

0 294,251 59,635 0 --------- 6,002 1,436 ---------	$ 114,726,803 353,886 7,438 ------------
Balance at end of period - December 31, 2001	$ 115,073,251 ==============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 2000 Adjustment to Prior Year Less Accumulated Depreciation of real estate sold Current year expense	$ 42,390,325 0 (6,002) 3,519,200 -----------
Balance at end of period - December 31, 2001	$ 45,903,523 ===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

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
32
24
44
40

1,455,165
929,403
1,460,590
1,384,307
668,615
729,603
1,463,461
1,080,303
1,077,605
1,101,269
1,152,992
1,121,913
589,660
1,178,523
1,460,938
962,246
1,403,557
1,453,857
959,603
1,618,926
1,369,095
2,531,951
1,267,025
751,285
4,294,984
1,151,970
1,382,969
1,308,273
1,144,381
1,472,472
1,421,309
729,363
732,024
405,986
1,465,115
437,794
943,825
782,580
784,661
1,049,229
817,095
465,097
1,007,149
696,043
2,421,915
1,458,525
1,323,946
1,106,098
652,394
1,148,592
488,420
529,914
1,075,107
1,414,066
1,162,351
1,479,495
1,196,308
797,362
584,759
903,761
1,356,963
1,912,447
1,322,545
1,328,595
1,059,938
1,101,439
1,080,632
1,033,119
868,837
601,891
842,439
1,077,430
460,525
769,905
1,474,610
1,237,037
1,143,143
667,445
1,380,701
947,563

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

------------ $ 91,074,428 ===========

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

                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By: Raymond James Tax Credit Funds, Inc.
                                Raymond James Tax Credit Funds, Inc.

Date:   July 3, 2002            By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date:   July 3, 2002            By:/s/ Sandra L. Furey
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

                                GATEWAY TAX CREDIT FUND, LTD.
                                (A Florida Limited Partnership)
                                By: Raymond James Tax Credit Funds, Inc.
                                Managing General Partner

Date:   July 3, 2002            By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date:   July 3, 2002            By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer

Date:   July 3, 2002            By:/s/ J.. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director