Form 10-Q
period 2002-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2002-08-28
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        June 30, 2002

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
    Title of Each Class                              June 30, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                              25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 3, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS

June 30, 2002 ----------- (Unaudited)	March 31, 2002 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities
 Prepaid Insurance

 Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,   Net
 Rental Property at Cost, Net

  Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units
 outstanding at June 30 and March 31,   2002)
 General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

 $ 1,208,431
46,754
469,775
814
-----------
1,725,774
-----------
579,023

1,734,339
842,038
-----------
$ 4,881,174
===========

 $ 342,517
6,958
14,265
6,200
-----------
369,940
-----------

3,159,633
1,236,962
-----------
4,396,595
-----------

(63,279)
-----------

400,128
(222,210)
-----------
177,918
-----------

$ 4,881,174
===========

 $ 1,184,578
45,281
460,085
628
-----------
1,690,572
-----------
567,264

1,832,496
856,239
-----------
$ 4,946,571
===========

 $ 373,212
8,215
14,265
6,400
-----------
402,092
-----------

3,021,493
1,236,962
-----------
4,258,455
-----------

(63,179)
-----------

569,700
(220,497)
-----------
349,203
-----------

$ 4,946,571
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

2002 ----	2001 ----

Revenues:

 Rental
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
Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$ 30,984
24,892
42,710
----------
98,586
----------

123,301

16,541
11,092
23,124
7,093
14,201
3,654
----------
199,006

(100,420)

(71,190)

325
----------
$ (171,285)
===========
$ (169,572)
(1,713)
-----------
$ (171,285)
===========
$    (6.63)
===========

25,566
===========

$ 30,589
38,471
1,549
----------
70,609
----------

123,725

9,889
14,173
18,562
7,50
13,909
4,249
----------
191,957

 (121,348)

(6,882)

77
----------
$ (128,153)
===========
$ (126,871)
(1,282)
-----------
$ (128,153)
===========
$    (4.96)
===========

25,566
===========

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 1,141,068 (126,871) ----------- $ 1,014,197 =========== $ 569,700 (169,572) ----------- $ 400,128 ===========	$ (214,726) (1,282) ----------- $ (216,008) =========== $ (220,497) (1,713) ----------- $ (222,210) ===========	$ 926,342 (128,153) ----------- $ 798,189 =========== $ 349,203 (171,285) ----------- $ 177,918 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments    in Securities
   Equity in Losses of Project    Partnerships
   Minority Interest in Losses of Combined
   Project Partnerships

  Changes in Operating Assets and   Liabilities:
   (Increase) Decrease in Accounts    Receivable
   Decrease in Prepaid Insurance
   Increase (Decrease) in Accounts Payable
   (Increase) Decrease in Replacement    Reserves
   Decrease in Security Deposits
   Increase in Payable to General Partners

     Net Cash Provided by (Used in)      Operating Activities

Cash Flows from Investing Activities:
  Purchase of Equipment
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (171,285) 3,654 14,201 (21,449) 71,190 (325) (1,473) (186) (1,257) 0 (200) 107,445 ---------- 315 ---------- 0 23,538 ---------- 23,538 ---------- 23,853 1,184,578 ---------- $1,208,431 ==========

$ (128,153)

4,249
13,909

(28,901)

6,882

(77)

4,027
(158)
(6,748)

1,718
(5,123)
119,904
----------

(18,471)
----------

(3,329)

60,137
----------

56,808
----------

38,337

950,106
----------
$ 988,443
==========

 See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND, LTD.
  (A Florida Limited Partnership)

  NOTES TO COMBINED FINANCIAL STATEMENTS
  JUNE 30, 2002

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

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

  Combined Statements

      The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 2002. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

  Basis of Accounting

      Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

      Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Combined Entities, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

  Reclassifications

      For comparability, the 2001 and 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

  Basis of Preparation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2002. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

  NOTE 3 - INVESTMENT IN SECURITIES:

      The June 30, 2002 Balance Sheet includes Investments in Securities equal to $1,048,798 ($469,775 and $579,023). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $635,696. The estimated market value at June 30, 2002 of these debt securities is $1,142,000 resulting in a gross unrealized gain of $93,202.

      As of June 30, 2002, the cost and accreted interest by contractual maturities is as follows:

           Due within 1 year                              $  469,775
           After 1 year through 5 years                      579,023
                                                           ----------
           Total Amount Carried on Balance Sheet          $1,048,798
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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                   2002          2001
                                                 --------      --------
  Asset Management Fee                         $123,301        $123,725
  General and Administrative Expenses            16,541           9,889

  NOTE 5 - RENTAL PROPERTY

      A summary of the rental property is as follows at June 30, 2002:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 50,768 --------- $1,534,807 =========	$ 0 643,560 49,209 --------- $ 692,769 =========	$ 47,000 793,479 1,559 --------- $ 842,038 =========

      A summary of the rental property is as follows at March 31, 2002:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 50,768 ---------- $1,534,807 ==========	$ 0 630,496 48,072 --------- $ 678,568 =========	$ 47,000 806,543 2,696 --------- $856,239 =========

  NOTE 6 - MORTGAGE NOTE PAYABLE:

      The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At March 31, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

  Expected maturities of the mortgage note payable are as follows:

       Year Ending          Amount
       -----------          ------

       12/31/02              4,109
       12/31/03              4,205
       12/31/04              4,303
       12/31/05              4,403
       Thereafter          814,607
                        -----------
       Total             $ 831,627
                        ===========

     The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At March 31, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

      Expected maturities of the mortgage note payable are as follows:

       Year Ending            Amount
       -----------           -------

       12/31/02                1,373
       12/31/03                1,404
       12/31/04                1,437
       12/31/05                1,472
       Thereafter            399,649
                             --------
       Total                $405,335
                             ========

      As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

      Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

      The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 2002:
JUNE 30, 2002 ------------	MARCH 31, 2002 -------------

  Capital Contributions to Project Partner
  ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project
  Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before adjustments

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition
   fees and expenses

   Investments in Project Partnerships

$17,981,017 (17,238,536) (711,764) ------------ 30,717 2,254,715 (551,093) ------------ $1,734,339 ============	$17,982,007 (17,167,549) (689,238) ------------ 125,220 2,254,715 (547,439) ------------ $1,832,496 =============

   (1) In accordance with the Partnership's accounting policy to not carry In3estments in Project Partnerships below zero, cumulative suspended losses of $13,387,043 for the period ended June 30, 2002 and cumulative suspended losses of $12,955,415 for the year ended March 31, 2002 are not included.

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnerships' share of net loss
  Suspended losses

  Equity in Losses of Project Partnerships

  $10,109,921
  68,289,928
  121,261
  ------------
  $78,521,110
  ============

  $ 2,939,598
  91,074,428
  ------------
  94,014,026
  ------------

  (13,790,536)
  (1,702,380)
  ------------
  (15,492,916)
  ------------

  $78,521,110
  ============

  $ 3,265,400
  ------------
  2,190,820
  699,417
  882,856
  ------------
  3,773,093
  ------------
  $ (507,693)
  ============
  $ (4,875)
  ============
  $ (502,818)
  431,628
  ------------

  $ (71,190)
  ============

  $10,059,264
  71,489,158
  95,177
  ------------
  $81,643,599
  ============

  $ 3,216,997
  91,403,141
  ------------
  94,620,138
  ------------

  (11,359,898)
  (1,616,641)
  ------------
  (12,976,539)
  ------------

  $81,643,599
  ============

  $ 3,129,877
  ------------
  2,133,328
  659,232
  884,793
  ------------
  3,677,353
  ------------
  $ (547,476)
  ============
  $ (6,465)
  ============
  $ (541,011)
  534,129
  ------------

  $ (6,882)
  ============

  Item 7.  Management's Discussion and Analysis of Financial Condition and          Results of Operations:

  Results of Operations

      As disclosed on the Statements of Operations, interest income and total expenses were comparable for the three months ended June 30, 2002 and June 30, 2001. Interest income decreased from $38,471 for the three months ended June 30, 2001 to $24,892 for the three months ended June 30, 2002 due to an approximate $268,000 decrease in Investment in Securities. Other income increased from $1,549 for the three months ended June 30, 2001 to $42,710 for the three months ended June 30, 2002 due to the inclusion of the distributions from Project Partnerships that if recognized as a return of investment would reduce the investment in the Project Partnership below zero.

      Equity in Losses of Project Partnerships for the three months ended June 30, 2002 increased from $6,882 for the three months ended June 30, 2001 to $71,190 as a result of an increase in the operating expenses of the Project Partnerships with losses that have not been suspended. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

      In total, the Partnership had a net loss of $171,285 for the three months ended June 30, 2002. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash provided by operating activities was $315. The net cash provided by investing activities was $23,538, consisting of cash distributions received from Project Partnerships.

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

      The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2002, Gateway had $1,208,431 of short term investments (Cash and Cash Equivalents). It also had $1,048,798 in Zero Coupon Treasuries with maturities providing $486,000 in fiscal year 2003 decreasing to $142,000 in fiscal year 2005. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  GATEWAY TAX CREDIT FUND, LTD.
                                  (A Florida Limited Partnership)
                                  By:
                                  Raymond James Tax Credit Funds, Inc.

  Date: August 28, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

  Date: August 28, 2002           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer