Form 10-Q
period 2002-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2002-11-21
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended           September 30, 2002

Commission File Number                         0-17711

                         Gateway Tax Credit Fund, Ltd.
          (Exact name of Registrant as specified in its charter)

            Florida                                   59-2852555
(State or other jurisdiction of                 (I.R.S. Employer No.)
incorporation or organization)

    880 Carillon Parkway, St. Petersburg, Florida               33716
      (Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:      (727)567-1000

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
    Title of Each Class                              September 30, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 3, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS

September 30, 2002 ----------- (Unaudited)	March 31, 2002 ----------- (Audited)

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding  at September 30 and March 31, 2002)
 General Partners

  Total Partners' Equity

  Total Liabilities and Partners' Equity

 $ 1,013,001
62,859
477,270
4,087
9,812
-----------
1,567,029

463,746
1,692,535
6,517
827,837
-----------
$ 4,557,664
============

$   414,065
0
14,265
6,600
-----------
434,930
-----------

2,965,845
1,236,962
-----------
4,202,807
-----------

(65,990)
-----------

210,047
(224,130)
-----------
(14,083)
-----------
$ 4,557,664
============

$ 1,184,578
45,281
460,085
628
0
-----------
1,690,572

567,264
1,832,496
0
856,239
-----------
$ 4,946,571
============

$   373,212
8,215
14,265
6,400
-----------
402,092
-----------

3,021,493
1,236,962
-----------
4,258,455
-----------

(63,179)
-----------

569,700
(220,497)
-----------
349,203
-----------
$ 4,946,571
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

2002 ----	2001 ----

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

  Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Minority Interest in Loss of Combined Project Partnership

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   31,813
23,492
4,346
-----------
59,651
-----------

123,301

25,230
20,165
25,265
7,094
14,202
3,654
-----------
218,911
-----------

(159,260)

(35,227)

2,486
-----------
$  (192,001)
============

$  (190,081)
(1,920)
------------
$  (192,001)
============
$     (7.44)
============
25,566
============

$   30,912
35,619
1,982
-----------
68,513
-----------

123,724

14,667
12,028
21,910
7,452
13,908
4,171
-----------
197,860
-----------

(129,347)

(72,448)

102
-----------
$  (201,693)
============

$  (199,676)
(2,017)
------------
$  (201,693)
============
$     (7.81)
============
25,566
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
2002 ----	2001 ----

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

  Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Minority Interest in Loss of Combined Project Partnership

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   62,797
92,889
2,551
-----------
158,237
-----------

246,602

41,771
31,257
48,389
14,187
28,403
7,308
-----------
417,917
-----------

(259,680)

(106,417)

2,811
-----------
$ (363,286)
===========

$ (359,653)
(3,633)
-----------
$ (363,286)
===========
$   (14.07)
===========
25,566
===========

$   61,501
74,090
3,531
-----------
139,122
-----------

247,449

24,556
26,201
40,472
14,902
27,817
8,420
-----------
389,817
-----------

(250,695)

(79,330)

179
-----------
$ (329,846)
===========

$ (326,548)
(3,298)
-----------
$ (329,846)
===========
$   (12.77)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 1,141,068 (326,548) ------------ $ 814,520 ============ $ 569,700 (359,653) ------------ $ 210,047 ============	$ (214,726) (3,298) ----------- $ (218,024) =========== $ (220,497) (3,633) ----------- $ (224,130) ===========	$ 926,342 (329,846) ------------ $ 596,496 ============ $ 349,203 (363,286) ------------ $ (14,083) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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
      (Increase) in Accounts Receivable
      (Increase) Decrease in Prepaid Insurance
      (Decrease) in Accounts Payable
      (Increase) Decrease in Replacement Reserves
      Increase in Security Deposits
      (Decrease) in Accrued Real Estate Taxes
      (Decrease) in Payable to General Partners

      Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Purchase of Equipment
  Distributions Received from Project   Partnerships

        Net Cash Provided by Investing         Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

Supplemental Cash Flow Information:

$ (363,286)

7,308
28,403

(41,667)
106,417
64,258

(2,811)

(17,578)
(3,459)
(8,215)
(6,517)
(9,612)
0
(14,794)
-----------
(261,553)
-----------

63,742
0

26,234
-----------

89,976
-----------
(171,577)

1,184,578
-----------
$1,013,001
===========

$ (329,846)

8,420
27,817

(57,007)
79,330
56,006

(179)

(1,547)
63
(6,916)
1,647
(5,769)
(1,129)
(65,221)
-----------
(294,331)
-----------

65,994
(3,328)

71,152
-----------

133,818
-----------
(160,513)

950,106
-----------
$  789,593
===========

Interest Paid	$ 0 ===========	$ 14,902 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway ,Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2002. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

   Gateway reviews its investment in the Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

Reclassifications

   For comparability, the 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2002 Balance Sheet includes Investments in Securities equal to $941,016 ($477,270 and $463,746). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $591,656. The estimated market value at September 30, 2002 of these debt securities is $999,441 resulting in a gross unrealized gain of $58,425.

   As of September 30, 2002, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                        $ 477,270
    After 1 year through 5 years               463,746
                                             ---------
    Total Amount Carried on Balance Sheet    $ 941,016
                                             =========

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:
                                                     2002         2001
                                                  ---------     --------
   Asset Management Fee                            $246,602     $247,449
   General and Administrative Expenses               41,771       24,556

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at September 30, 2002:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 50,768 --------- $1,534,807 =========	$ 0 657,508 49,462 --------- $ 706,970 =========	$ 47,000 779,531 1,306 --------- $ 827,837 =========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $831,627. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%.

   At June 30, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending             Amount
   -----------             ------
   12/31/02             $   4,109
   12/31/03                 4,205
   12/31/04                 4,303
   12/31/05                 4,403
   12/31/06                 4,505
   Thereafter             810,102
                        ---------
   Total                $ 831,627
                        =========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $405,335. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At June 30, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending              Amount
   -----------              ------
   12/31/02              $   1,373
   12/31/03                  1,404
   12/31/04                  1,437
   12/31/05                  1,472
   12/31/06                  1,509
   Thereafter              398,140
                         ---------
   Total                 $ 405,335
                         =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2002:

SEPTEMBER 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 17,981,016 (17,273,964) (714,485) ------------ (7,433) 2,254,715 (554,747) ------------ $ 1,692,535 ============	$ 17,982,007 (17,167,549) (689,238) ------------ 125,220 2,254,715 (547,439) ------------ $ 1,832,496 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $13,821,454 for the period ended September 30, 2002 and cumulative suspended losses of $12,955,415 for the year ended March 31, 2002 are not included.

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$10,093,995
67,410,128
148,786
------------
$77,652,909
============

$ 2,456,945
91,074,428
------------
93,531,373
------------

(14,220,194)
(1,658,270)
------------
(15,878,464)
------------
$77,652,909
============

$ 6,526,710
------------
4,357,466
1,296,772
1,765,712
------------
7,419,950
------------
$  (893,240)
============

$    (6,378)
============
$  (886,862)
780,445
------------

$  (106,417)
============

$10,140,669
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
============

Item 4. Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership"s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the six and three months ended September 30, 2002 and 2001.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses for the six months ended September 30, 2002 was comparable to the six months ended September 30, 2001. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $363,286 for the six months ended September 30, 2002. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $261,553. The net cash provided by investing activities was $89,976 consisting primarily of $26,234 in cash distributions received from Project Partnerships and $63,742 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2002, Gateway had $1,013,001 of short term investments (Cash and Cash Equivalents). It also had $941,016 in Zero Coupon Treasuries with maturities providing $486,000 in fiscal year 2003 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                GATEWAY TAX CREDIT FUND, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 21, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 21, 2002           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 21, 2002           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*
I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting