Form 10-Q
period 2002-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2003-02-04
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            December 31, 2002

Commission File Number                       0-17711

                           Gateway Tax Credit Fund, Ltd.
        (Exact name of Registrant as specified in its charter)

          Florida                                  59-2852555
(State or other jurisdiction of                ( I.R.S. Employer No.)
incorporation or organization)

   880 Carillon Parkway, St. Petersburg, Florida           33716
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:     (727)567-4830

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO_________

                                                         Number of Units
    Title of Each Class                                  December 31, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                                    25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 3, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS

December 31, 2002 ----------- (Unaudited)	March 31, 2002 ---------- (Audited)

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at December 31 and March 31, 2002)
 General Partners

  Total Partners' Deficit

   Total Liabilities and Partners' Equity

$   937,063
49,394
487,499
265
7,550
-----------
1,481,771

473,745
1,641,778
6,542
815,951
------------
$ 4,419,787
============

$   342,815
8
14,265
7,077
------------
364,165
------------

3,084,414
1,225,074
------------
4,309,488
------------

(68,948)
------------

40,920
(225,838)
------------
(184,918)
------------
$ 4,419,787
============

$ 1,184,578
45,281
460,085
628
0
------------
1,690,572

567,264
1,832,496
0
856,239
------------
$ 4,946,571
============

$   373,212
8,215
14,265
6,400
------------
402,092
------------

3,021,493
1,236,962
------------
4,258,455
------------

(63,179)
------------

569,700
(220,497)
------------
349,203
------------
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

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    32,782
29,300
840
-----------
62,922
-----------

123,301

13,560
5,366
22,435
7,093
14,201
3,654
------------
189,610
------------

(126,688)

(47,105)

2,958
------------
$  (170,835)
============

$  (169,127)
(1,708)
------------
$  (170,835)
============
$    (6.62)
============
25,566
============

$    30,021
32,189
1,153
-----------
63,363
-----------

123,724

12,278
4,697
29,522
7,450
13,910
4,171
------------
195,752
------------

(132,389)

(141,108)

196
------------
$  (273,301)
============

$  (270,568)
(2,733)
------------
$  (273,301)
============
$    (10.58)
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

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   95,579
122,189
3,391
-----------
221,159
-----------

369,903

55,331
36,623
70,824
21,280
42,604
10,962
------------
607,527
------------

(386,368)
(153,522)

5,769
------------
$  (534,121)
============

$  (528,780)
(5,341)
------------
$  (534,121)
============

$    (20.68)
============
25,566
============

$   91,522
106,279
4,684
-----------
202,485
-----------

371,173

36,834
30,898
69,994
22,352
41,727
12,591
------------
585,569
------------

(383,084)
(220,438)

375
------------
$  (603,147)
============

$  (597,116)
(6,031)
------------
$  (603,147)
============

$    (23.36)
============
25,566
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
	Limited Partners ---------	General Partners (Deficit) ------------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 1,141,068 (597,116) ----------- $ 543,952 =========== $ 569,700 (528,780) ----------- $ 40,920 ===========	$ (214,726) (6,031) ----------- $ (220,757) =========== $ (220,497) (5,341) ----------- $ (225,838) ===========	$ 926,342 (603,147) ----------- $ 323,195 =========== $ 349,203 (534,121) ----------- $ (184,918) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in     Securities
   Equity in Losses of Project Partnerships
   Minority Interest in Losses of Combined     Project Partnerships
   Interest Income from Redemption in
    Securities
Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   (Increase) Decrease in Prepaid Insurance
   Decrease in Accounts Payable
   Increase (Decrease) in Replacement Reserves
   Increase in Security Deposits
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

     Net Cash Used in Financing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (534,121)

10,962
42,604

(61,893)
153,522

(5,769)

64,256

(4,113)
363
(8,207)
(6,542)
(6,873)
0
32,524
-----------
(323,287)
-----------

63,742
(2,316)

26,234
-----------
87,660
-----------

(11,888)
-----------
(11,888)
-----------
(247,515)
1,184,578
-----------
$  937,063
===========

$ (603,147)

12,591
41,727

(85,246)
220,438

(375)

56,006

(11,843)
(74)
(6,916)
4,549
(10,635)
616
53,276
-----------
(329,033)
-----------

65,994
(3,329)

78,342
-----------
141,007
-----------

0
-----------
0
-----------
(188,026)
950,106
-----------
$  762,080
===========

Supplemental Cash Flow Information:
Interest Paid	$ 21,280 ===========	$ 22,352 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2002. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2002 Balance Sheet includes Investments in Securities equal to $961,244 ($487,499 and $473,745). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $611,884. The estimated market value at December 31, 2002 of these debt securities is $1,004,065 resulting in a gross unrealized gain of $42,821.

   As of December 31, 2002, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                              $   487,499
     After 1 year through 5 years                       473,745
                                                      ----------
     Total Amount Carried on Balance Sheet          $   961,244
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                             2002               2001
                                          ---------           --------
    Asset Management Fee                   $369,903            $371,173
    General and Administrative Expenses      55,331              36,834

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at December 31, 2002:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 53,084 ----------- $1,537,123 ===========	$ 0 674,019 47,153 --------- $721,172 =========	$ 47,000 763,020 5,931 --------- $815,951 =========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:
                  Year Ending                   Amount
                   ---------                    ------
                   12/31/03                    $  4,205
                   12/31/04                       4,303
                   12/31/05                       4,403
                   12/31/06                       4,505
                   Thereafter                   803,919
                                               --------
                   Total                       $821,335
                                               ========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 2002 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

                Year Ending                      Amount
                ----------                     ---------
                  12/31/03                     $  1,404
                  12/31/04                        1,437
                  12/31/05                        1,472
                  12/31/06                        1,512
                  Thereafter                    397,914
                                               ---------
                  Total                         $403,739
                                               =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2002:

DECEMBER 31, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,981,016 (17,321,070) (714,482) ------------ (54,536) 2,254,715 (558,401) ------------ $ 1,641,778 ============	$ 17,982,007 (17,167,549) (689,238) ------------ 125,220 2,254,715 (547,439) ------------ $ 1,832,496 ============

In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $14,350,554 for the period ended December 31, 2002 and cumulative suspended losses of $12,955,415 for the year ended March 31, 2002 are not included.

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

Partners' deficit:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$10,282,383
66,643,719
116,764
------------
$77,042,866
============

2,828,662
90,761,765
------------
93,590,427
------------

(14,881,990)
(1,665,571)
------------
(16,547,561)
------------
$77,042,866
============

$ 9,540,265
------------
6,572,404
1,876,158
2,650,539
------------
11,099,101
------------
$(1,558,836)
============
$   (10,175)
============
(1,548,661)
1,395,139
------------
$  (153,522)
============

$10,243,733
69,745,229
200,081
------------
$80,189,043
============

3,811,391
90,615,892
------------
94,427,283
------------

(12,592,684)
(1,645,556)
------------
(14,238,240)
------------
$80,189,043
============

$ 9,167,898
------------
6,293,292
1,977,695
2,668,160
------------
10,939,147
------------
$(1,771,249)
============
$   (17,713)
============
(1,753,536)
1,533,098
------------
$  (220,438)
============

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the nine and three months ended December 31, 2002 and 2001.

   Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $220,438 for the nine months ended December 31, 2001 to $153,522 as a result of an increase in rental revenues at the Project Partnership level. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $534,121 for the nine months ended December 31, 2002. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $323,287. The net cash provided by investing activities was $87,660 consisting of $26,234 in cash distributions received from Project Partnerships and $63,742 from matured Zero Coupons, and $2,316 of equipment purchases.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2002, Gateway had $937,063 of short term investments (Cash and Cash Equivalents). It also had $961,244 in Zero Coupon Treasuries with maturities providing $358,000 in fiscal year 2003 increasing to $514,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 4, 2003            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 4, 2003            By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 4, 2003            By:/s/ Carol Georges
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

Date: February 4, 2003            By:/s/ Ronald M. Diner
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

Date: February 4, 2003            By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting