Form 10-K
period 2003-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2003-06-30
CIK 824605

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          March 31, 2003

                          Commission file number 0-17711

                           GATEWAY TAX CREDIT FUND, LTD.
         (Exact name of Registrant as specified in its charter)

         Florida                                    59-2852555
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  880 Carillon Parkway,   St. Petersburg,    Florida           33716
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code     (727) 567-4830

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
Title of Class                              as of March 31, 2003

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

   The primary sources of funds for the year ended March 31, 2003 were from the maturity of Treasury Notes for $486,001, interest income of $10,417 earned on cash and cash equivalents, and $117,539 in distributions received from Project Partnerships. As of March 31, 2003 Gateway had $1,343,666 of Cash and Cash Equivalents and $616,048 in investments in securities with annual maturities each year until 2004, which will be used to meet future annual operating needs of Gateway.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2003 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 82 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single investment comprising 7.2% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2002:
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- ----------- ----- -------- -------- ------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Clayfed Apartments

Westside Apts.

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

Medway, OH

Union, OH

Bernalillo, NM

Truth/Conseqnces, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Denver, CO

Denver, CO

Silver City, NM

Yorktown, VA

Ashland, VA

Keysville, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Albany, KY

Burkesville, KY

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Springfield, TN

Springfield, TN

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Athens, TX

Waggaman, LA

Middlefield, OH

Floresvile, TX

Mathis, TX

Sabinal, TX

Kingsland, TX

Crestline, OH

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

Jacksonville, TX

48

30

54

42

24

24

40

32

32

32

32

32

16

40

50

36

45

48

32

52

41

80

40

24

201

40

46

46

25

40

40

24

24

12

44

16

25

24

24

41

32

16

36

24

72

48

48

42

25

32

18

24

43

48

40

40

40

24

32

48

50

66

40

48

44

43

36

40

36

24

34

36

19

24

46

42

32

24

44

40

6/88

6/88

8/88

9/88

11/88

11/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

3/89

3/89

3/89

3/89

4/89

5/89

6/89

6/89

6/89

6/89

6/89

7/89

7/89

7/89

7/89

8/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

10/89

11/89

11/89

11/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

2/90

2/90

2/90

3/90

3/90

3/90

3/90

3/90

3/90

4/90

4/90

4/90

4/90

4/90

4/90

7/90

7/90

1,862,433

1,182,271

2,042,621

1,799,756

810,389

879,994

2,143,354

1,315,971

1,404,667

1,395,366

1,471,569

1,385,850

741,995

1,478,675

1,812,786

1,192,946

1,614,544

1,788,673

992,822

1,594,808

1,749,554

3,046,646

1,549,636

914,521

6,249,959

1,475,619

1,767,404

1,660,728

1,414,221

1,952,653

1,824,564

937,557

919,438

505,653

1,959,029

609,146

1,167,852

1,024,786

959,783

1,300,760

1,028,295

573,562

1,238,885

864,386

3,150,370

1,829,183

1,542,221

1,390,822

814,227

1,490,939

607,608

644,451

1,346,208

1,762,725

1,420,816

1,874,064

1,539,172

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,687,997

1,357,497

1,519,306

1,350,227

1,312,062

1,084,390

780,115

1,160,610

1,373,883

583,005

969,816

1,957,868

1,558,446

1,480,231

821,329

1,828,337

1,221,635

96%

100%

96%

83%

88%

92%

93%

94%

88%

100%

100%

88%

100%

98%

96%

100%

84%

90%

94%

92%

98%

100%

100%

92%

99%

98%

98%

96%

88%

95%

95%

92%

79%

92%

91%

100%

100%

79%

96%

98%

97%

88%

97%

96%

94%

100%

100%

96%

100%

97%

100%

92%

100%

98%

95%

93%

100%

100%

97%

94%

94%

96%

88%

98%

98%

98%

100%

100%

94%

92%

100%

75%

100%

88%

89%

95%

100%

100%

100%

98%

-----3,098 =====	---------- 115,563,294 ===========

The average effective rental per unit is $3,967 per year ($331 per month).

The average effective occupancy rate at December 31, 2002 was 97.0%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 2002, 2001 and 2000 is as follows:
	12/31/02 --------	12/31/01 --------	12/31/00 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 5,128,526 1,623,847 104,364,570 4,446,351 ------------- 115,563,294 49,390,571 ------------- $ 66,172,723 =============	$ 5,097,275 2,058,477 103,292,188 4,625,311 ------------ 115,073,251 45,903,523 ------------ $ 69,169,728 =============	$ 5,097,275 1,998,842 103,134,264 4,496,422 ------------ 114,726,803 42,390,325 ------------ $ 72,336,478 =============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2003, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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
   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2002

Limited Partnership Interest                    2,043
General Partner Interest                            2

Item 6.  Selected Financial Data
	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 356,006	$ 412,005	$ 423,174	$ 441,466	$ 457,380
Net Loss	(771,799)	(577,139)	(787,797)	(877,394)	(975,308)
Equity in Losses of Project Partnerships	(253,927)	(202,920)	(366,069)	(490,163)	(610,098)
Total Assets	4,334,857	4,946,571	5,375,816	5,980,554	6,673,086
Investments In Project Partnerships	1,531,068	1,832,496	2,077,180	2,500,833	3,040,206
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	2.49 10.80 (146.37)	4.94 21.61 (141.03)	38.70 18.60 (149.30)	104.10 17.20 (135.00)	138.90 17.50 (130.40)
Net Loss	(29.89)	(22.35)	(30.51)	(33.98)	(37.77)

   (A) The Tax information is as of December 31, the year end of the Partnership for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. Controls and Procedures

  Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   As disclosed on the Statements of Operations, interest income was comparable for the years ended March 31, 2003, 2002 and 2001. Total expense for the year ended March 31, 2003 was $878,784, which is comparable for the years ended March 31, 2002 and 2001.

   Equity in Losses of Project Partnerships decreased from $366,069 for the year ended March 31, 2001 to $202,920 for the year ended March 31, 2002 and increased to $253,927 for the year ended March 31, 2003. As presented in Note 8, Gateway's share of net loss decreased from $2,595,555 in 2001 to $2,352,749 in 2002 and increased to $2,551,053 for the year ended March 31,2003. Suspended Losses decreased from $2,249,486 in 2001 to $2,149,829 in 2002 and increased to $2,297,126 for the year ended March 31, 2003. These losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (For the twelve months ending December 31, 2002, December 31, 2001, and December 31, 2000, the Project Partnerships reported depreciation and amortization expense of $3,508,268, $3,520,633, and $3,540,410, respectively). As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   Overall, management believes Gateway is operating as expected and the Project Partnerships are generating tax credits which meet projections. However, there are two Project Partnerships that have experienced significant operating problems which are described below. Management does not expect any material adverse effect to Gateway from these Project Partnerships.

   On October 1, 1997 Value Partners, Inc. became the sole general partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing general partner of Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's average occupancy rate for the year improved from 92% in 2001 to 100% in 2002. Gateway loaned Divernon $9,000, $10,000, and $12,000 to cover the operating deficits for 2000, 2001, and 2002 respectively. It is projected to require additional loans from Gateway including an estimated $11,000 for 2003. As of June 30, 1999, an updated workout plan with the USDA RD was implemented. Management is using rent incentives, vigorous advertising, and tight controls over repairs and maintenance to improve occupancy and cash flows in 2003.

A Project Partnership located in Denver, Colorado had been experiencing cash shortages from operations in 1999 and 2000 due to increasing maintenance needs and a lengthy eviction process for bad tenants. Gateway loaned the partnership $40,000 in 2000 for the reduction of accounts payable and necessary capital improvements. As of March 31, 2003, the project is no longer experiencing cash shortages and is expected to pay back the loan within one year.

   Gateway paid no cash distributions in the fiscal years ended March 31, 2000, 2001, and 2002 and management does not anticipate distributions in the foreseeable future.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 2003, Gateway had $1,343,666 of short term investments (Cash and Cash Equivalents). It also had $616,048 in Zero Coupon Treasuries with maturities providing $514,000 in fiscal year 2003 and $142,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 2003, Gateway received $117,539 in cash distributions from the Project Partnerships and it received $486,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $131,270 and the Asset Management Fee actually paid was $317,991.

Item 9.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2003 and 2002 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2003. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $14,655,624 and $14,398,908 of cumulative equity in losses are included in these financial statements as of March 31, 2003 and 2002, respectively and for which net losses of $256,716, $202,918 and $360,034 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2003. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                             /s/ Spence Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Clearwater, Florida
June 20, 2003

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
2003 ----	2002 ----

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units  outstanding at  March 31, 2003 and 2002
 General Partners

  Total Partners' Equity (deficit)

    Total Liabilities and Partners' Equity

$   1,343,666
44,384
487,057
265
-----------
1,875,372

128,991
1,531,068
799,426
-----------
$ 4,334,857
===========

$  375,934
2,209
14,851
6,800
-----------
399,794
-----------

3,194,525
1,231,220
-----------
4,425,745
-----------
(68,086)
-----------

(194,381)
(228,215)
-----------
(422,596)
-----------
$ 4,334,857
===========

$   1,184,578
45,281
460,085
628
-----------
1,690,572

567,264
1,832,496
856,239
-----------
$ 4,946,571
===========

$  373,212
8,215
14,265
6,400
-----------
402,092
-----------

3,021,493
1,236,962
-----------
4,258,455
-----------
(63,179)
-----------

569,700
(220,497)
-----------
349,203
-----------
$ 4,946,571
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
2003 ----	2002 ----	2001 ----

Revenues:
 Rental
 Interest Subsidy
 Interest Income
 Other

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships
Minority Interest in Loss of Combined
 Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
 Partnership Units
Number of Limited Partnership Units
 Outstanding

$  124,401
57,597
85,376
88,632
---------
356,006

491,021

68,891
62,379
97,493
86,228
59,129
13,643
---------
878,784

(522,778)

(253,927)

4,906
----------
$ (771,799)
===========

$ (764,081)
(7,718)
----------
$ (771,799)
===========
$   (29.89)
===========
25,566
===========

$  120,669
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
===========
25,566
===========

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 1,920,987 (779,919) ------------ 1,141,068 (571,368) ------------ 569,700 (764,081) ------------ $ (194,381) ============	$ (206,848) (7,878) ----------- (214,726) (5,771) ----------- (220,497) (7,718) ----------- $ (228,215) ===========	$ 1,714,139 (787,797) ----------- 926,342 (577,139) ----------- 349,203 (771,799) ----------- $ (422,596) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
	2003 ----	2002 ----	2001 ----

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
   (Decrease) Increase in Accounts     Payable
   (Increase) Decrease in Replacement     Reserves
   Increase in Security Deposits
   Increase (Decrease) in Accrued Real     Estate Taxes
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

Cash and Cash Equivalents at End of Year

$(771,799)

13,643
59,129
(83,682)

(74,700)

253,927

(4,906)

306,027

(11,103)

363

(6,006)

0
400

586

187,754
---------
(130,367)
---------

117,539
179,974
(2,316)
---------

295,197
---------

(5,742)
---------
(5,742)
---------
159,088

1,184,578
---------
$1,343,666
==========

$(577,139)

14,616
56,805
(95,741)

(107,051)

202,920

(45,828)

276,104

(8,160)

(407)

1,273

14,480
4,400

(5,766)

213,983
---------
(55,511)
---------

122,886
186,896
(14,432)
---------

295,350
---------

(5,367)
---------
(5,367)
---------
234,472

950,106
---------
$1,184,578
==========

$(787,797)

16,996
55,636
(67,493)

(134,560)

366,069

(637)

245,379

(53,336)

168

5,917

(6,685)
913

(2,632)

194,221
---------
(167,841)
---------

108,085
193,621
(2,140)
---------

299,566
---------

(5,113)
---------
(5,113)
---------
126,612

823,494
---------
$ 950,106
==========

Supplemental Cash Flow Information: Interest Paid	$ 28,631 ==========	$ 28,373 ==========	$ 29,803 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2003, 2002 AND 2001

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

Accounts Receivable

   Accounts receivable consist primarily of amounts due from project partnerships for voluntary operating advances made by the Partnership and tenant receivables. The operating advances are non-interest bearing and are due on demand. Tenant receivables are recorded when billed. An allowance for doubtful accounts has not been considered necessary based on historical loss experience. An account is considered past due when payment has not been rendered within thirty days of its due date. Uncollectible receivables are charged to rental revenue when project management has determined that collection efforts will not be successful.

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

Reclassifications

    For comparability, the 2001 and 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have an effect on the financial position or results of operations of the Partnership.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity to not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordindated financial support from other parties. FIN46 is effective for all new variable interest entitites created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

    The March 31, 2003 Balance Sheet includes Investments in Securities equal to $616,048 ($487,057 and $128,991). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $382,920. The estimated market value at March 31, 2003 of these debt securities is $649,229 resulting in a gross unrealized gain of $33,181.

   As of March 31, 2003, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                             $ 487,057
     After 1 year through 5 years                    128,991
                                                  ----------
     Total Amount Carried on Balance Sheet          $616,048
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2003, 2002 and 2001 were $491,021, $493,205 and $494,898 respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2003, 2002 and 2001 were $68,891, $45,714 and $36,934 respectively.

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2002:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 50,768 --------- $1,537,123 ==========	$ 0 687,985 49,802 -------- $737,697 ========	$ 47,000 751,460 966 -------- $799,426 ========

   A summary of the rental property is as follows at December 31, 2001:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,437,039 50,768 --------- $1,534,807 ==========	$ 0 630,496 48,072 -------- $678,568 ========	$ 47,000 806,543 2,696 -------- $856,239 ========

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

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/03                4,332
     12/31/04                4,431
     12/31/05                4,533
     12/31/06                4,637
     12/31/07                4,744
     Thereafter            804,684
                         ----------
     Total               $ 827,361
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

   Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------         --------
     12/31/03               1,521
     12/31/04               1,556
     12/31/05               1,591
     12/31/06               1,627
     12/31/07               1,664
     Thereafter           395,900
                        ----------
     Total              $ 403,859
                        ==========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (771,799)	$ (577,139)	$ (787,797)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(528,030)	(440,421)	(497,469)
Losses suspended for financial reporting purposes	(2,297,126)	(2,149,829)	(2,229,486)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	32,752	(14,303)	20,807
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Miscellaneous Income	180,883 12,987 (95,741) -----------	178,607 17,074 (67,493) -----------	180,190 12,624 (75,149) -----------
Partnership loss for tax purposes as of December 31	$(3,466,074) ============	$(3,053,504) ============	$(3,376,280) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 63,771 ============	$ 126,423 ============	$ 1,000,167 ============

The Partnership's Investment in Project Partnerships is approximately $21,464,885 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:
                              Financial       Tax
                              Reporting       Reporting
                              Purposes         Purposes        Differences
Investments in Local
Limited Partnerships         $ 1,531,068      $(19,933,817)    $21,464,885

Other Assets                 $ 2,803,789     $  2,054,098     $   749,691

Liabilities                  $ 4,825,539     $     25,813     $ 4,799,726

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2003:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustments

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 17,981,016 (17,421,476) (722,105) ------------ (162,565) 2,254,715 (561,082) ------------ $ 1,531,068 ============	$ 17,982,007 (17,167,549) (689,238) ------------ 125,220 2,254,715 (547,439) ------------ $ 1,832,496 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $15,252,541 for the year ended March 31, 2003 and cumulative suspended losses of $12,955,415 for the year ended March 31, 2002 are not included.

The Partnership's equity as reflected by the Project Partnerships of ($16,014,227) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(162,565) primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
2002 ----	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Gateway
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  9,348,657
66,172,723
635,392
------------
$76,156,772
============

$ 3,391,498
90,589,956
------------
93,981,454
------------

(16,014,227)
(1,810,455)
------------
(17,824,682)
------------

$76,156,772
============

$16,709,384
------------
9,171,835
6,606,103
3,508,268
------------
19,286,206
------------
$(2,576,822)
============
$   (25,769)
============
$(2,551,053)
2,297,126
------------

$  (253,927)
============

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
============

As of December 31, 2002, the largest Project Partnership constituted 7.2% and 7.4% of the combined total assets and combined total revenues. As of December 31, 2001, the largest Project Partnership constituted 7.2% and 8.0% of the combined total assets and combined total revenues.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2003                 Quarter 1     Quarter 2    Quarter 3    Quarter 4
                         6/30/2002     9/30/2002    12/31/2002    3/31/2003

Total Revenues           $  98,586     $  59,651     $  62,912    $ 134,857

Net Income (Loss)        $(171,285)    $(192,001)    $(170,835)   $(237,678)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.63)    $   (7.43)    $   (6.62)   $  (9.21)

Year 2002                Quarter 1     Quarter 2    Quarter 3     Quarter 4
                         6/30/2001     9/30/2001    12/31/2001    3/31/2002
Total Revenues           $  70,609     $  68,513     $  63,363    $ 209,520

Net Income (Loss)        $(128,153)    $(201,694)    $(273,301)   $  26,009

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (4.96)    $   (7.81)    $  (10.58)   $    1.00

NOTE 10 - SUBSEQUENT EVENTS

   In 2003, the General Partner initiated the process of selling Clayfed Apartments, Ltd. and Westside Apartments, Ltd. These two project partnerships consist of four buildings containing 84 units located in Denver, Colorado. As of the financial statement date, the properties have not been sold.

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(a Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, statements of partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates
Columbus, Ohio

January 24, 2003

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd., Suite 250
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Clayfed Apartments Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Clayfed Apartments, Ltd. dba Clayfed Apartments (FHA Project No. 101-94010) (the Project) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayfed Apartments, Ltd. dba Clayfed Apartments as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 17, 2003, on our consideration of the Project's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 14 to 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Feldhake & Associates, P.C.
Greenwood Village, Colorado

January 17, 2003

Feldhake & Associates, P.C.
Certified Public Accountants
5675 DTC Blvd., Suite 250
Englewood, CO 80111
PHONE:  303-694-8822
FAX:  303-771-9232

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Westside Apartments, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Westside Apartments, Ltd. dba Westside Apartments (FHA Project No. 101-94009) (the Project) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westside Apartments, Ltd. dba Westside Apartments as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2003, on our consideration of the Project's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 14 to 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Feldhake & Associates, P.C.
Greenwood Village, Colorado

January 24, 2003

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
----------------------------

To the Partners of                                                                            Rural Housing Service
Madison, Ltd.                                                                                   Servicing Office
DBA Madison Woods Apartments                                              Wooster, Ohio
Ravenna, Ohio

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-043-341595553, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-043-341595553, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program", issued in December 1989, we have also issued a report dated January 24, 2003, on our consideration of Madison, Ltd.'s internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio

January 24, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                    Rural Housing Service
Middlefield, Limited                                                                 Servicing Office
DBA Lakeview Village II                                                         Wooster, Ohio
Ravenna, Ohio

We have audited the accompanying balance sheets of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited, DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 24, 2003, on our consideration of Middlefield, Limited's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio

January 24, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Ashburn Housing Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Buena Vista Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Buena Vista Housing Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1830589, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (a limited partnership), Federal ID No.: 58-1786726, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Milton Elderly Housing, Ltd., L.L.L.P.

We have audited the accompanying balance sheets of MILTON ELDERLY HOUSING, LTD., L.L.L.P. (USDA Rural Development Case No.09-057-592911560), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD., L.L.L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003, on our consideration of MILTON ELDERLY HOUSING, LTD. L.L.L.P.'s internal control and a report dated January 31, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
Atlanta, Georgia

January 31, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Winder Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Winder Apartments, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2003 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 27, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
RIVER ROAD APARTMENTS LIMITED

We have audited the accompanying balance sheets of RIVER ROAD APARTMENTS LIMITED, RHS PROJECT NO. 22-026-721099603 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS LIMITED as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 2003 on our consideration of RIVER ROAD APARTMENTS LIMITED's internal control and a report dated March 11, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants
Metairie, Louisiana

March 11, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Garden Walk of Augusta
A Division of Augusta Properties  (A Limited Partnership)
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Garden Walk of Augusta, A Division of Augusta Properties (A Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Walk of Augusta, A Division of Augusta Properties, (A Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Booneville Properties, A Limited Partnership
  D/B/A Garden Walk of Booneville
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Barling Properties, A Limited Partnership
  D/B/A Barling Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Barling Properties, A Limited Partnership, D/B/A Barling Place Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barling Properties, A Limited Partnership, D/B/A Barling Place Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX: 479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Poteau Properties IV, A Limited Partnership
  D/B/A El Conquistador Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties IV, A Limited Partnership, D/B/A El Conquistador Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties IV, A Limited Partnership, D/B/A El Conquistador Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Turtle Creek Properties Phase II, A Limited Partnership
  D/B/A Mill Creek III Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Mill Creek III Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Mill Creek III Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Broken Bow Properties II, A Limited Partnership
  D/B/A Oakwood Village II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Broken Bow Properties II, A Limited Partnership, D/B/A Oakwood Village II Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broken Bow Properties II, A Limited Partnership, D/B/A Oakwood Village II Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

LaFollette, Jansa, Brandt & Co. LLP
P.O. Box 945 - 622 S. Minnesota Avenue
Sioux Falls, SD 57101-0945
PHONE:  605-336-0935
FAX:  605-336-0983

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners of Lakewood Apartments Limited Partnership
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments Limited Partnership, Project Number 32-060-470717466 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2003, on our consideration of internal controls over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ LaFollette, Jansa, Brandt & Co. LLP
Certified Public Accountants & Consultants
Sioux Falls, South Dakota

February 12, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Monroe Family, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership), Federal ID No. 58-1768407, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003 on our consideration of the Monroe Family, Ltd.'s internal control structure and a report dated January 16, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 16, 2003

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brandywine III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III, LLLP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III, LLLP as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 14, 2003 on our consideration of Brandywine III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 14, 2003

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concord IV, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV, LLLP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV, LLLP as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 14, 2003 on our consideration of Concord IV, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 14, 2003

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Dunbarton Oaks III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III, LLLP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III, LLLP as of December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 14, 2003 on our consideration of Dunbarton Oaks III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 14, 2003

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Federal Manor III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Federal Manor III, LLLP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III, LLLP as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 14, 2003, on our consideration of Federal Manor III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 14, 2003

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Laurel Apartments, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments, LLLP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments, LLLP as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 14, 2003 on our consideration of Laurel Apartments, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 14, 2003

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 N.
Amherst, NY 14226-1258
PHONE:  716-862-4270
FAX:  716-862-0007

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2003, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 24, 2003, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 24, 2003

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

January 31, 2003

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 2002 and 2001, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2003 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a non-accounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 24, 2003

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 2002 and 2001, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2003 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 16 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 17, which is of a non-accounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 24, 2003

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates as of December 31, 2002 and 2001, and the related statements of profit and (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 13, 2003
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates as of December 31, 2002 and 2001, and the related statements of profit and (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2003, on our consideration of the Partnership's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 13, 2003
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates as of December 31, 2002 and 2001, and the related statements of profit and (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 2003, on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit as conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 13, 2003
Carmel, Indiana

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Greeneville Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Pulaski Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC

February 15, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kingsland Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2003, on our consideration of the internal control structure of Kingsland Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 14, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas

February 14, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas 78759
PHONE  512-338-0044
FAX  512-338-5395

INDEPENDENT AUDITORS - REPORT
--------------------------------------------------

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2003, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 13, 2003, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas

February 13, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Mathis Retirement Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2003, on our consideration of the internal control structure of Mathis Retirement, Ltd. - (A Texas Limited Partnership) and a report dated February 13, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas

February 13, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Floresville Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, as issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2003, on our consideration of the internal control structure of Floresville Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 11, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants
Austin, Texas

February 11, 2003

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Teton View Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Teton View Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 6, 2003, on our consideration of Teton View Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 6, 2003

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 5, 2003, on our consideration of Pleasant Valley Housing Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 5, 2003

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2003 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 25, 2003

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2003 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 23, 2003

Dixon Odom PLLC
1829 Eastchester Drive - P. O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Suncrest Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2003 on our consideration of Suncrest Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 26, 2003

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2003 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 23, 2003

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership), as of December 31, 2002 and 2001 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2003 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 19 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 2002, and the other Supplemental Data Required by the USDA Rural Development, are presented for purposes of complying with the requirements of USDA Rural Development and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

January 29, 2003

Mercer & Associates, P.C.
213 Green Street, Suite B
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hunter's Ridge, Ltd.

We have audited the accompanying balance sheet of Hunter's Ridge, Ltd., (a limited partnership) as of December 31, 2002 and 2001, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunter's Ridge, Ltd., as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have issued a report dated February 27, 2003 on our consideration of Hunter's Ridge, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Mercer & Associates, P.C.
Certified Public Accountants

February 27, 2003

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 8, 2003, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated February 8, 2003, on its compliance with laws and regulations.

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

February 8, 2003
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
La Villa Elena Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 8, 2003, on our consideration of La Villa Elena Limited Partnership's internal control structure and a report dated February 8, 2003, on its compliance with laws and regulations.

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

February 8, 2003
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 8, 2003, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated February 8, 2003, on its compliance with laws and regulations.

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

February 8, 2003
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  915-263-1324
FAX:  915-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 8, 2003, on our consideration of Sage Limited Partnership's internal control structure and a report dated February 8, 2003, on its compliance with laws and regulations.

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

February 8, 2003
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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                                      Rural Development Services
Laynecrest Associates Limited Partnership                                    Hillsboro, Ohio

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership RDS case No. 41-092-311254109, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "'Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our reports dated January 28, 2003, on our consideration of Laynecrest Associates Limited Partnership's internal controls and our test of its compliance with laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 28, 2003
Lead Auditor: Philip J. Lechner, Jr., CPA
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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                              Rural Development Services
Martindale Limited Partnership                                                 Hillsboro, Ohio

We have audited the accompanying balance sheets of Martindale Limited Partnership RDS Case No. 41-092-311153919, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 25, 2003 on our consideration of Martindale Limited Partnership's internal control and our test of its compliance with laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 25, 2003
Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Robinhood Apartments, Ltd.:

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 2003

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 16, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 16, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Riverside Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 26, 2003

Vance Flouhouse & Garges, PLLC
2115 Rexford Road, Suite 100
Charlotte, NC 28211
PHONE:  704-369-7200
FAX:  704-362-0411

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheets of Brookshire Apartments, L.P., RHS Project No. 10-075-581765612), as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2003 on our consideration of Brookshire Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 to 21and 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Vance Flouhouse & Garges, PLLC                                                                 Federal Employer
Certified Public Accountants                                                                               Identification Number
Charlotte, North Carolina                                                                                     26-0005391

January 24, 2003
Lead Auditor: Ronald George Vance
                          704-369-7200

Vance Flouhouse & Garges, PLLC
2115 Rexford Road, Suite 100
Charlotte, NC 28211
PHONE:  704-369-7200
FAX:  704-362-0411

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheets of Sandridge Apartments, Ltd., RHS Project No. 058-17569-49, as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2003 on our consideration of Sandridge Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 to 21and 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Vance Flouhouse & Garges, PLLC                                                                       Federal Employer
Certified Public Accountants                                                                                     Identification Number
Charlotte, North Carolina                                                                                            26-0005391

January 24, 2003
Lead Auditor: Ronald George Vance
                          704-369-7200

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

INDEPENDENT AUDITORS' REPORT
----------------------------

Limestone Estates
Caribou, Maine
To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 2002 and 2001, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2003 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Chester M. Kearney, CPA
Certified Public Accountants
Presque Isle, Maine

January 29, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of LONGLEAF APARTMENTS, LTD. (USDA Rural Development Case No. 10-065-581788240) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America, the standards applicable to financial statement audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration, Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2003 on our consideration of LONGLEAF APARTMENTS, LTD.'s internal control and our report dated January 14, 2003, on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 - 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 14, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
---------------------------

To the Partners of                                                                       Rural Housing Service
Crestwood Villa 2 Limited Partnership                                      Servicing Office
DBA Applewood Apartments                                                   Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-341612174, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-341612174, at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 17, 2003, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio

January 17, 2003

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Fairview South, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Fairview South, Ltd. as of December 31, 2002 and 2001, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Fairview South, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated May 20, 2003 on our consideration of Fairview South, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

May 20, 2003

Smith, Lambright & Associates, P.C.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Owners
Southwood Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Southwood Apartments, Ltd. as of December 31, 2002 and 2001, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Southwood Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated May 30, 2003 on our consideration of Southwood Apartments, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

May 30, 2003

Item 10.  Disagreements on Accounting and Financial Disclosures

         None.

PART III

Item 11. Directors and Executive Officers of Gateway

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

  Ronald M. Diner, age 59, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 47, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Sandra L. Furey, age 41, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Executive Compensation

   Gateway has no directors or officers.

Item 13.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2003.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 14.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2003, 2002 and 2001.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2003, 2002 and 2001 were $491,021, $493,205, and $494,898 respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2003, 2002 and 2001 were $68,891, $45,714, and $36,934 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
AS OF DECEMBER 31, 2002
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

32

24

44

40

1,451,276

926,463

1,455,058

1,379,962

666,125

727,022

1,458,609

1,076,216

1,073,967

1,095,503

1,148,663

1,118,031

587,686

1,175,087

1,456,537

959,325

1,398,370

1,449,074

944,688

1,580,068

1,364,981

2,525,013

1,262,343

748,889

4,171,691

1,148,621

1,378,092

1,303,835

1,140,249

1,467,441

1,416,416

726,450

729,512

404,578

1,460,072

436,583

940,551

780,279

782,433

1,045,672

814,325

463,530

1,004,164

693,701

2,413,516

1,453,579

1,317,859

1,102,562

650,513

1,145,039

486,932

527,895

1,072,005

1,409,272

1,158,497

1,475,294

1,192,857

794,659

579,869

896,205

1,349,493

1,905,947

1,317,958

1,324,985

1,056,745

1,081,444

1,077,515

1,029,829

866,283

599,879

839,490

1,070,682

459,090

767,391

1,470,144

1,233,497

1,139,493

665,294

1,376,719

944,374

------------
$ 90,589,956
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Clayfed Apts.

Westside Apts.

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

310,264

243,665

128,000

88,500

25,000

30,000

331,988

105,508

120,440

123,135

142,632

144,680

55,379

60,000

60,000

54,700

70,000

110,000

84,000

134,701

153,730

240,134

96,242

30,000

408,338

89,250

114,500

144,000

79,224

175,735

50,218

49,161

44,697

30,000

196,207

23,500

18,000

96,800

15,000

35,000

22,550

28,091

44,712

18,000

207,700

50,500

40,112

57,200

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

102,342

25,000

103,909

138,000

70,700

75,524

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

46,189

1,533,433

928,824

1,672,703

1,610,884

780,355

849,511

1,788,595

1,154,434

1,198,338

1,205,530

1,252,927

1,156,847

652,234

1,378,177

1,754,918

1,135,966

1,521,755

1,678,673

876,430

1,382,850

1,518,228

2,661,910

1,301,860

793,750

5,164,734

1,329,102

1,602,613

1,476,180

1,318,259

1,752,762

972,662

865,007

838,328

465,835

1,616,554

505,789

1,132,502

862,439

940,191

1,265,760

1,006,889

544,545

1,191,986

839,600

2,754,382

1,752,851

1,424,008

1,210,248

804,816

1,402,798

575,656

589,739

1,292,395

1,692,510

1,370,214

1,813,230

1,434,138

954,070

683,016

1,049,173

1,650,087

2,280,419

1,455,858

1,588,636

1,218,102

1,340,045

1,250,957

1,050,346

1,041,038

752,263

894,081

1,317,395

564,655

945,516

1,887,868

1,513,446

1,342,952

771,529

1,650,373

1,153,440

18,736

9,782

241,918

100,372

5,034

483

22,771

56,029

85,889

66,701

76,010

84,323

34,382

40,498

(2,132)

2,280

22,789

0

32,392

77,257

77,596

144,602

151,534

90,771

676,887

57,267

50,291

40,548

16,738

24,156

801,684

23,389

36,413

9,818

146,268

79,857

17,350

65,547

4,592

0

(1,144)

926

2,187

6,786

188,288

25,832

78,101

123,374

(1,979)

5,641

(1,378)

34,712

3,813

(3,285)

2,327

3,554

57,776

(14,292)

0

41,191

0

0

29,993

74,361

35,486

41,261

28,570

186,192

6,225

9,852

236,529

2,488

0

0

0

0

72,052

0

102,964

22,006

	-----------	------------	------------
	$ 6,718,944	$103,953,119	$ 4,891,231
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Clayfed Apts.

Westside Apts.

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

324,659

251,096

128,000

89,795

25,000

30,000

349,456

30,382

35,899

27,853

86,281

40,971

20,761

60,000

60,000

54,700

70,000

110,000

84,000

134,701

153,730

251,734

106,742

34,534

600,414

93,089

142,601

147,400

79,224

181,070

87,187

49,161

44,697

30,000

196,207

29,041

18,000

98,308

15,000

35,000

22,550

28,091

44,712

18,000

261,982

50,500

40,112

108,531

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

105,846

25,000

130,449

138,000

70,700

76,669

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

48,451

1,537,774

931,175

1,914,621

1,709,961

785,389

849,994

1,793,898

1,285,589

1,368,768

1,367,513

1,385,288

1,344,879

721,234

1,418,675

1,752,786

1,138,246

1,544,544

1,678,673

908,822

1,460,107

1,595,824

2,794,912

1,442,894

879,987

5,649,545

1,382,530

1,624,803

1,513,328

1,334,997

1,771,583

1,737,377

888,396

874,741

475,653

1,762,822

580,105

1,149,852

926,478

944,783

1,265,760

1,005,745

545,471

1,194,173

846,386

2,888,388

1,778,683

1,502,109

1,282,291

802,837

1,408,439

574,278

624,451

1,296,208

1,689,225

1,372,541

1,816,784

1,491,914

939,778

683,016

1,090,364

1,650,087

2,280,419

1,482,347

1,662,997

1,227,048

1,381,306

1,279,527

1,235,393

1,047,263

762,115

1,130,610

1,319,883

564,655

945,516

1,887,868

1,513,446

1,415,004

771,529

1,753,337

1,173,184

1,862,433

1,182,271

2,042,621

1,799,756

810,389

879,994

2,143,354

1,315,971

1,404,667

1,395,366

1,471,569

1,385,850

741,995

1,478,675

1,812,786

1,192,946

1,614,544

1,788,673

992,822

1,594,808

1,749,554

3,046,646

1,549,636

914,521

6,249,959

1,475,619

1,767,404

1,660,728

1,414,221

1,952,653

1,824,564

937,557

919,438

505,653

1,959,029

609,146

1,167,852

1,024,786

959,783

1,300,760

1,028,295

573,562

1,238,885

864,386

3,150,370

1,829,183

1,542,221

1,390,822

814,227

1,490,939

607,608

644,451

1,346,208

1,762,725

1,420,816

1,874,064

1,539,172

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,687,997

1,357,497

1,519,306

1,350,227

1,312,062

1,084,390

780,115

1,160,610

1,373,883

583,005

969,816

1,957,868

1,558,446

1,480,231

821,329

1,828,337

1,221,635

	-----------	------------	------------
	$ 6,752,373	$108,810,921	$115,563,294
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life ----------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Clayfed Apts.

Westside Apts.

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

1,060,143

606,650

687,144

608,503

413,556

451,947

622,518

754,145

796,784

788,346

803,378

806,655

414,834

611,072

831,702

550,269

904,616

841,106

495,911

759,105

556,783

1,468,604

817,967

490,904

2,330,321

472,368

743,273

706,018

753,870

555,643

791,570

386,236

377,485

200,340

569,026

299,604

375,743

403,379

439,579

564,353

451,625

204,230

453,179

296,658

1,373,058

798,948

714,911

564,783

350,762

425,118

251,956

231,388

576,040

763,750

411,630

536,728

741,396

442,153

354,156

587,221

893,107

1,226,894

767,058

540,040

714,558

440,211

509,540

416,289

286,430

210,060

289,563

535,145

299,361

488,091

840,046

783,980

664,341

349,921

869,332

625,464

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
$49,390,571
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 913,209 0 0 --------- 403,379 19,787 ---------	$ 115,073,251 913,209 423,166 ------------
Balance at end of period - December 31, 2002		$ 115,563,294 ==============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Adjustment to Prior Year Less Accumulated Depreciation of real estate sold Current year expense	$ 45,903,523 0 (19,787) 3,506,835 -----------
Balance at end of period - December 31, 2002	$ 49,390,571 ===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

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

32

24

44

40

1,451,276

926,463

1,455,058

1,379,962

666,125

727,022

1,458,609

1,076,216

1,073,967

1,095,503

1,148,663

1,118,031

587,686

1,175,087

1,456,537

959,325

1,398,370

1,449,074

944,688

1,580,068

1,364,981

2,525,013

1,262,343

748,889

4,171,691

1,148,621

1,378,092

1,303,835

1,140,249

1,467,441

1,416,416

726,450

729,512

404,578

1,460,072

436,583

940,551

780,279

782,433

1,045,672

814,325

463,530

1,004,164

693,701

2,413,516

1,453,579

1,317,859

1,102,562

650,513

1,145,039

486,932

527,895

1,072,005

1,409,272

1,158,497

1,475,294

1,192,857

794,659

579,869

896,205

1,349,493

1,905,947

1,317,958

1,324,985

1,056,745

1,081,444

1,077,515

1,029,829

866,283

599,879

839,490

1,070,682

459,090

767,391

1,470,144

1,233,497

1,139,493

665,294

1,376,719

944,374

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

------------$ 90,589,956 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: June 30, 2003               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: June 30, 2003               By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: June 30, 2003               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Carol Georges, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting