Form 10-Q
period 2003-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2003-08-07
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            June 30, 2003

Commission File Number                      0-17711

                        Gateway Tax Credit Fund, Ltd.
             (Exact name of Registrant as specified in its charter)

           Florida                                      59-2852555
(State or other jurisdiction of                  (I.R.S. Employer No.)
 incorporation or organization)

    880 Carillon Parkway, St. Petersburg, Florida   33716
     (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:       (727) 567-4830

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
       Title of Each Class                              June 30, 2003
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 30, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
June 30, 2003 ----------- (Unaudited)	March 31, 2003 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities
 Prepaid Insurance

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units
 outstanding at June 30 and March 31, 2003)
 General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,379,911
45,767
497,392
265
-----------
1,923,335
-----------

131,433
1,479,288
785,225
-----------
$ 4,319,281
===========

$   357,597
233
16,621
6,600
-----------
381,051
-----------

3,359,109
1,231,220
-----------
4,590,329
-----------

(68,143)
-----------

(354,127)
(229,829)
-----------
(583,956)
-----------
$ 4,319,281
===========

$ 1,343,666
44,384
487,057
265
-----------
1,875,372
-----------

128,991
1,531,068
799,426
-----------
$ 4,334,857
===========

$   375,934
2,209
14,851
6,800
-----------
399,794
-----------

3,194,525
1,231,220
-----------
4,425,745
-----------

(68,086)
-----------

(194,381)
(228,215)
-----------
(422,596)
-----------
$ 4,334,857
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
2003 ----	2002 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units
Number of Limited Partnership Units
Outstanding

$   32,539
14,659
42,622
----------
89,820
----------

122,755

46,154
7,449
18,005
7,158
14,201
3,410
----------
219,132

(129,312)
(32,105)

57
----------
$ (161,360)
===========

$ (159,746)
(1,614)
-----------
$ (161,360)
===========

$    (6.25)
===========
25,566
===========

$   30,984
24,892
42,710
----------
98,586
----------

123,301

16,541
11,092
23,124
7,093
14,201
3,654
----------
199,006

(100,420)
(71,190)

325
----------
$ (171,285)
===========

$ (169,572)
(1,713)
-----------
$ (171,285)
===========

$    (6.63)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 569,700 (169,572) ------------- $ 400,128 ============= $ (194,381) (159,746) ------------- $ (354,127) =============	$ (220,497) (1,713) ------------ $ (222,210) ============ $ (228,215) (1,614) ------------ $ (229,829) ============	$ 349,203 (171,285) ------------ $ 177,918 ============ $ (422,596) (161,360) ------------ $ (583,956) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Minority Interest in Losses of Combined
   Project Partnerships
   Distributions in Other Income
  Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   Decrease in Prepaid Insurance
   Decrease in Accounts Payable
   Decrease in Security Deposits
   Decrease in Accrued Real Estate Taxes
   Increase in Payable to General Partners

     Net Cash Provided by (Used in) Operating
     Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  (161,360)

3,410
14,201

(12,778)
32,105

(57)
(41,482)

(1,383)
0
(1,977)
(200)
1,770
146,248
----------

(21,503)
----------

57,748
----------
57,748
----------
36,245
1,343,666
----------
$1,379,911
==========

$  (171,285)

3,654
14,201

(21,449)
71,190

(325)
(41,606)

(1,473)
(186)
(1,257)
(200)
0
107,445
----------

(41,291)
----------

65,144
----------
65,144
----------
23,853
1,184,578
----------
$1,208,431
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

    The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 2003. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Reclassifications

    For comparability, the 2002 and 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2003. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

    The June 30, 2003 Balance Sheet includes Investments in Securities equal to $628,825 ($497,392 and $131,433). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $395,697. The estimated market value at June 30, 2003 of these debt securities is $651,692 resulting in a gross unrealized gain of $22,867.

    As of June 30, 2003, the cost and accreted interest by contractual maturities is as follows:

         Due within 1 year                              $  497,392
         After 1 year through 5 years                      131,433
                                                         ----------
         Total Amount Carried on Balance Sheet          $  628,825
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:
                                                 2003              2002
                                               --------          --------
Asset Management Fee                           $122,755          $123,301
General and Administrative Expenses              46,154            16,541

NOTE 5 - RENTAL PROPERTY:

    A summary of the rental property is as follows at June 30, 2003:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 50,768 ---------- $1,537,123 ==========	$ 0 701,670 50,228 --------- $ 751,898 =========	$ 47,000 737,685 540 --------- $ 785,225 =========

    A summary of the rental property is as follows at March 31, 2003:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 50,768 ----------- $1,537,123 ===========	$ 0 687,895 49,802 ---------- $ 737,697 ==========	$ 47,000 751,460 966 ---------- $ 799,426 ==========

NOTE 6 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At March 31, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------          ------
     12/31/03              4,332
     12/31/04              4,431
     12/31/05              4,533
     12/31/06              4,637
     12/31/07              4,744
     Thereafter          804,684
                      -----------
     Total             $ 827,361
                      ===========

    The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At March 31, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

    Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           -------
     12/31/03                1,521
     12/31/04                1,556
     12/31/05                1,591
     12/31/06                1,627
     12/31/07                1,664
     Thereafter            395,900
                           --------
     Total                $403,859
                           ========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 2003:
JUNE 30, 2003 ------------	MARCH 31, 2003 -------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,981,016 (17,453,580) (738,371) ------------ (210,935) 2,254,715 (564,492) ------------ $ 1,479,288 ============	$ 17,981,016 (17,421,476) (722,105) ------------ (162,565) 2,254,715 (561,082) ------------ $ 1,531,068 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $15,602,305 for the period ended June 30, 2003 and cumulative suspended losses of $15,252,541 for the year ended March 31, 2003 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 9,404,300
65,313,194
521,919
------------
$75,239,413
============

$ 2,882,553
90,593,125
------------
93,475,678
------------

(16,367,238)
(1,869,027)
------------
(18,236,265)
------------
$75,239,413
============

$ 3,282,194
------------
2,179,054
609,018
879,848
------------
3,667,920
------------
$  (385,726)
============

$    (3,857)
============
$  (381,869)
349,764
------------
$   (32,105)
============

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
============

NOTE 8 - SUBSEQUENT EVENTS:

Subsequent to June 30,2003, the Partnership sold two project partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd. These two project partnerships consist of four buildings containing 84 units located in Denver, Colorado. Profit or loss and cash distributions from the sales will be distributed as formulated in the Limited Partnership Agreement.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

    As disclosed on the Statements of Operations, interest income and total expenses were comparable for the three months ended June 30, 2003 and June 30, 2002. Interest income decreased from $24,892 for the three months ended June 30, 2002 to $14,659 for the three months ended June 30, 2003 due to an approximate $420,000 decrease in Investment in Securities.

    Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $71,190 for the three months ended June 30, 2002 to $32,105 as a result of a decrease in interest expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

    In total, the Partnership had a net loss of $161,360 for the three months ended June 30, 2003. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $21,503. The net cash provided by investing activities was $57,748, consisting of cash distributions received from Project Partnerships.

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

    The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2003, Gateway had $1,379,911 of short-term investments (Cash and Cash Equivalents). It also had $628,825 in Zero Coupon Treasuries with maturities providing $514,000 in fiscal year 2003 decreasing to $142,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

July 2, 2003, the Partnership sold two project partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd. These two project partnerships consist of four buildings containing 84 units located in Denver, Colorado. Profit or loss and cash distributions from the sales will be distributed as formulated in the Limited Partnership Agreement.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 7, 2003              By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 7, 2003              By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: August 7, 2003              By:/s/ Carol Georges
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

Date: August 7, 2003              By:/s/ Ronald M. Diner
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

Date: August 7, 2003              By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting