Form 10-Q
period 2003-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2003-11-13
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended           September 30, 2003

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
    Title of Each Class                              September 30, 2003
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 30, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
September 30, 2003 ----------- (Unaudited)	March 31, 2003 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable
 Investments in Securities
 Prepaid Insurance

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net
 Rental Property at Cost, Net

  Total Assets

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
 Payable to General Partners
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at September 30 and March 31, 2003)
 General Partners

  Total Partners' Deficit

  Total Liabilities and Partners' Deficit

$   875,559
503,437
1,807
370,911
265
------------
1,751,979

133,949
1,070,191
771,024
------------
$ 3,727,143
============

$   338,894
2,508
18,045
6,800
------------
366,247
------------

2,832,909
1,231,220
------------
4,064,129
------------

(68,236)
------------

(404,658)
(230,339)
------------
(634,997)
------------
$ 3,727,143
============

$ 1,343,666
0
44,384
487,057
265
------------
1,875,372

128,991
1,531,068
799,426
------------
$ 4,334,857
============

$   375,934
2,209
14,851
6,800
------------
399,794
------------

3,194,525
1,231,220
------------
4,425,745
------------

(68,086)
------------

(194,381)
(228,215)
------------
(422,596)
------------
$ 4,334,857
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
2003 ----	2002 ----

Revenues:
 Rental
 Interest Income
 Other

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships
Equity in Income (Losses) of Project Partnerships
Minority Interest in Losses of Combined Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   34,084
12,729
9,004
-----------
55,817
-----------

123,301

20,438
18,687
23,657
7,157
14,202
3,411
-----------
210,853
-----------

(155,036)
103,902

93
-----------
$   (51,041)
============

$   (50,531)
(510)
-----------
$   (51,041)
============
$     (1.98)
============
25,566
============

$   31,813
23,492
4,346
-----------
59,651
-----------

123,301

25,230
20,165
25,265
7,094
14,202
3,654
-----------
218,911
-----------

(159,260)
(35,227)

2,486
-----------
$  (192,001)
============

$  (190,081)
(1,920)
-----------
$  (192,001)
============
$     (7.44)
============
25,566
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
2003 ----	2002 ----

Revenues:
 Rental
 Interest Income
 Miscellaneous

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships
Equity in Income (Losses) of Project Partnerships
Minority Interest in Losses of Combined Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   66,623
27,388
51,626
----------
145,637
----------

246,056

66,592
26,136
41,662
14,315
28,403
6,821
----------
429,985
----------

(284,348)
71,797

150
----------
$ (212,401)
===========

$ (210,277)
(2,124)
----------
$ (212,401)
===========
$    (8.22)
===========
25,566
===========

$   62,797
92,889
2,551
----------
158,237
----------

246,602

41,771
31,257
48,389
14,187
28,403
7,308
----------
417,917
----------

(259,680)
(106,417)

2,811
----------
$ (363,286)
===========

$ (359,653)
(3,633)
----------
$ (363,286)
===========
$   (14.07)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 569,700 (359,653) ------------ $ 210,047 ============ $ (194,381) (210,277) ------------ $ (404,658) ============	$ (220,497) (3,633) ----------- $ (224,130) =========== $ (228,215) (2,124) ------------ $ (230,339) ============	$ 349,203 (363,286) ------------ $ (14,083) ============ $ (422,596) (212,401) ------------ $ (634,997) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
	2003 ----	2002 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Provided by (Used in) Operating Activities:
    Amortization
    Depreciation
    Accreted Interest Income on Investments
    in Securities
    Equity in (Income)Losses of Project     Partnerships
    Interest Income from Redemption in Securities
    Minority Interest in Losses of Combined     Project Partnerships
    Distributions in Other Income
    Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts Receivable
      Increase in Prepaid Insurance
      Increase (Decrease) in Accounts Payable
      Increase in Replacement Reserves
      Increase in Security Deposits
      Increase in Accrued Real Estate Taxes
      Decrease in Payable to General Partners

      Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Distributions Received from Project Partnerships

        Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (212,401)

6,821
28,403

(23,813)

(71,797)
73,523

(150)
(48,986)

42,577
0
298
0
0
3,195
(398,656)
-----------
(600,986)
-----------

61,477
71,402
-----------
132,879
-----------
(468,107)

1,343,666
-----------
$  875,559
===========

$ (363,286)

7,308
28,403

(41,667)

106,417
64,258

(2,811)
0

(17,578)
(3,459)
(8,215)
(6,517)
(9,612)
0
(14,794)
-----------
(261,553)
-----------

63,742
26,234
-----------
89,976
-----------
(171,577)

1,184,578
-----------
$1,013,001
===========

Supplemental Cash Flow Information: Distributions Received from Project Partnerships and Held in Escrow (See Note 7)	$ 503,437 ===========	$ 0 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2003. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

   1)  Increased for equity in income or decreased for equity in losses of the        Project Partnerships,
   2)  Decreased for cash distributions received from the Project Partnerships,    3)  Decreased for the amortization of the acquisition fees and expenses,
       and
   4)  Decreased for sales of Project Partnership Assets.

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

Reclassifications

   For comparability, the 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2003 Balance Sheet includes Investments in Securities equal to $504,860 ($370,911 and $133,949). These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $333,210. The estimated market value at September 30, 2003 of these debt securities is $518,314 resulting in a gross unrealized gain of $13,454.

   As of September 30, 2003, the cost and accreted interest by contractual maturities is as follows:

    Due within 1 year                        $ 370,911
    After 1 year through 5 years               133,949
                                             ---------
    Total Amount Carried on Balance Sheet    $ 504,860
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                     2003         2002
                                                  ---------     --------
   Asset Management Fee                            $246,056     $246,602
   General and Administrative Expenses               66,592       41,771

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at September 30, 2003:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances	$ 47,000 1,439,355 50,768 --------- $1,537,123 =========	$ 0 715,331 50,768 --------- $ 766,099 =========	$ 47,000 724,024 0 --------- $ 771,024 =========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $843,253. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%.

   At June 30, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending             Amount
   -----------             ------
   12/31/03             $   4,332
   12/31/04                 4,431
   12/31/05                 4,533
   12/31/06                 4,637
   12/31/07                 4,744
   Thereafter             804,684
                        ---------
   Total                $ 827,361
                        =========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At June 30, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending              Amount
   -----------              ------
   12/31/03              $   1,521
   12/31/04                  1,556
   12/31/05                  1,591
   12/31/06                  1,627
   12/31/07                  1,664
   Thereafter              395,900
                         ---------
   Total                 $ 403,859
                         =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2003:
SEPTEMBER 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 17,981,016 (17,349,680) (1,247,957) ------------ (616,621) 2,254,715 (567,903) ------------ $ 1,070,191 ============	$ 17,981,016 (17,421,476) (722,105) ------------ (162,565) 2,254,715 (561,082) ------------ $ 1,531,068 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $15,964,365 for the period ended September 30, 2003 and cumulative suspended losses of $15,252,541 for the year ended March 31, 2003 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Project Partnerships as of June 30 of each year:
2003 ----	2002 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 9,887,330
64,433,394
163,904
------------
$74,484,628
============

$ 2,391,704
90,589,956
------------
92,981,660
------------

(16,625,397)
(1,871,635)
------------
(18,497,032)
------------
$74,484,628
============

$ 6,703,445
------------
4,372,205
1,218,035
1,759,697
------------
7,349,937
------------
$  (646,492)
============

$    (6,465)
============
$  (640,027)
711,824
------------

$    71,797
============

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
============

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property. The estimated proceeds to be disbursed to Gateway from these sales is $671,248. As of the quarter ended September 30, 2003, Gateway received $503,437 with the balance to be disbursed before the close of the fiscal year. The proceeds are currently being held in an escrow account for the benefit of the Limited Partners. The financial information of the Project Partnerships presented in these financial statements is on a three-month lag; thus, the gain associated with the sale of the Project Partnerships' assets will be reflected in the financial statements for the quarter ending December 31, 2003.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income and total expenses were comparable for the six and three months ended September 30, 2003 and 2002.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses for the six months ended September 30, 2003 was comparable to the six months ended September 30, 2002. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $212,401 for the six months ended September 30, 2003. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $97,550. The net cash provided by investing activities was $132,879 consisting primarily of $71,402 in cash distributions received from Project Partnerships and $61,477 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2003, Gateway had $1,378,996 of short-term investments (Cash and Cash Equivalents). It also had $504,860 in Zero Coupon Treasuries with maturities providing $379,000 in fiscal year 2003 decreasing to $142,000 in fiscal year 2004. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property. The estimated proceeds to be disbursed to Gateway from these sales is $671,248. As of the quarter ended September 30, 2003, Gateway received $503,437 with the balance to be disbursed before the close of the fiscal year. The proceeds are currently being held in an escrow account for the benefit of the Limited Partners. The financial information of the Project Partnerships presented in these financial statements is on a three-month lag; thus, the gain associated with the sale of the Project Partnerships' assets will be reflected in the financial statements for the quarter ending December 31, 2003.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                GATEWAY TAX CREDIT FUND, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 13, 2003           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 13, 2003           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 13, 2003           By:/s/ Carol Georges
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

Date: November 13, 2003           By:/s/ Ronald M. Diner
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

Date: November 13, 2003           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting