Form 10-Q
period 2003-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2004-02-24
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            December 31, 2003

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
    Title of Each Class                                  December 31, 2003
Units of Limited Partnership
Interest:  $1,000 per unit                                    25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 30, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
December 31, 2003 ----------- (Unaudited)	March 31, 2003 ----------- (Audited)

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Deficit:
 Limited Partners (25,566 units outstanding
 at December 31 and March 31, 2003)
 General Partners

  Total Partners' Deficit

   Total Liabilities and Partners' Deficit

$   757,942
9,918
379,235
93
19,902
-----------
1,167,090

136,515
1,673,910
14,805
756,822
------------
$ 3,749,142
============

$   368,949
1,222
21,344
5,800
------------
397,315
------------

2,876,542
1,231,220
------------
4,107,762
------------

(68,371)
------------

(463,421)
(224,143)
------------
(687,564)
------------
$ 3,749,142
============

$ 1,343,666
44,384
487,057
265
0
------------
1,875,372

128,991
1,531,068
0
799,426
------------
$ 4,334,857
============

$   375,934
2,209
14,851
6,800
------------
399,794
------------

3,194,525
1,231,220
------------
4,425,745
------------

(68,086)
------------

(194,381)
(228,215)
------------
(422,596)
------------
$ 4,334,857
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
2003 ----	2002 ----

Revenues:
 Rental
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Income (Losses) of Project Partnerships:
 Current Year Equity in Income (Loss) of  Project Partnerships
 Suspended Losses Utilized in Current Year
 Gain on Sale of Partnership Assets
 Loss on Disposition of Partnership Interests
  Total Equity in Income (Losses) of Project   Partnerships

Minority Interest in Income of Combined Project Partnership

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   31,388
12,257
9,598
-----------
53,243
-----------

123,301

25,584
10,431
24,561
7,159
14,201
3,411
-----------
208,648
-----------

(155,405)
-----------

8,067
(916,962)
1,792,746
(108,973)
-----------
774,878
-----------

135
-----------
$  619,608
===========

613,412
6,196
-----------
$  619,608
===========
$    23.99
===========
25,566
===========

$   32,782
29,300
840
-----------
62,922
-----------

123,301

13,560
5,366
22,435
7,093
14,201
3,654
-----------
189,610
-----------

(126,688)
-----------

(47,105)
0
0
0
-----------
(47,105)
-----------

2,958
-----------
$ (170,835)
===========

$ (169,127)
(1,708)
-----------
$ (170,835)
===========
$    (6.62)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
2003 ----	2002 ----

Revenues:
 Rental
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Income (Losses) of Project Partnerships:
 Current Year Equity in Income (Loss) of  Project Partnerships
 Suspended Losses Utilized in Current Year
 Gain on Sale of Partnership Assets
 Loss on Disposition of Partnership Interests
  Total Equity in Income (Losses) of Project   Partnerships

Minority Interest in Income of Combined Project Partnership

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   98,011
39,645
61,224
-----------
198,880
-----------

369,357

92,176
36,567
66,223
21,474
42,604
10,232
-----------
638,633
-----------

(439,753)
-----------

79,864
(916,962)
1,792,746
(108,973)
-----------
846,675
-----------

285
-----------
$  407,207
===========

$  403,135
4,072
-----------
$  407,207
===========
$    15.77
===========
25,566
===========

$   95,579
122,189
3,391
-----------
221,159
-----------

369,903

55,331
36,623
70,824
21,280
42,604
10,962
-----------
607,527
-----------

(386,368)
-----------

(153,522)
0
0
0
-----------
(153,522)
-----------

5,769
-----------
$ (534,121)
===========

$ (528,780)
(5,341)
-----------
$ (534,121)
===========
$   (20.68)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
	Limited Partners ---------	General Partners ------------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Income Distributions Balance at December 31, 2003	$ 569,700 (528,780) ----------- $ 40,920 =========== $ (194,381) 403,135 (672,175) ----------- $ (463,421) ===========	$ (220,497) (5,341) ----------- $ (225,838) =========== $ (228,215) 4,072 0 ----------- $ (224,143) ===========	$ 349,203 (534,121) ----------- $ (184,918) =========== $ (422,596) 407,207 (672,175) ----------- $ (687,564) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income (Loss) to Net   Cash Provided by (Used in) Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in     Securities
   Equity in Income (Losses) of Project     Partnerships
   Gain on Sale of Partnership Assets
   Loss on Disposition of Partnership Interests
   Minority Interest in Income of Combined     Project Partnerships
   Interest Income from Redemption in
    Securities
   Distributions in Other Income
Changes in Operating Assets and Liabilities:
   Decrease (Increase) in Accounts Receivable
   Decrease in Prepaid Insurance
   Decrease in Accounts Payable
   Decrease in Replacement Reserves
   Decrease in Security Deposits
   Increase in Accrued Real Estate Taxes
   (Decrease) Increase in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Purchase of Equipment
  Distributions Received from Project    Partnerships

     Net Cash Provided by Investing Activities

Cash Flows from Financing Activities:
  Distributions to Investors
  Principal Payment on Debt

     Net Cash Used in Financing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  407,207

10,232
42,604

(34,702)

837,098
(1,792,746)
108,973

(285)

73,522
(57,673)

34,466
172
(987)
(14,805)
(20,902)
6,493

(324,968)
-----------
(726,301)
-----------

61,478
0

751,274
-----------
812,752
-----------

(672,175)
0
-----------
(672,175)
-----------
(585,724)
1,343,666
-----------
$  757,942
===========

$ (534,121)

10,962
42,604

(61,893)

153,522
0
0

(5,769)

64,256
0

(4,113)
363
(8,207)
(6,542)
(6,873)
0

32,524
-----------
(323,287)
-----------

63,742
(2,316)

26,234
-----------
87,660
-----------

0
(11,888)
-----------
(11,888)
-----------
(247,515)
1,184,578
-----------
$  937,063
===========

Supplemental Cash Flow Information: Interest Paid	$ 21,474 ===========	$ 21,280 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2003. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after March 15, 2004. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2003 Balance Sheet includes Investments in Securities equal to $515,750 ($379,235 and $136,515). These investments consist of U.S. Treasury Security Strips at their cost, plus accreted interest income of $344,100. The estimated market value at December 31, 2003 of these debt securities is $519,632 resulting in a gross unrealized gain of $3,882.

   As of December 31, 2003, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                              $   379,235
     After 1 year through 5 years                       136,515
                                                      ----------
     Total Amount Carried on Balance Sheet          $   515,750
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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:
                                             2003               2002
                                          ---------          --------
    Asset Management Fee                   $369,357           $369,903
    General and Administrative Expenses      92,176             55,331

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at December 31, 2003:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 50,768 ----------- $1,537,123 ===========	$ 0 737,697 42,604 --------- $780,301 =========	$ 47,000 701,658 8,164 --------- $756,822 =========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At September 30, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:
                  Year Ending                   Amount
                  -----------                   ------
                   12/31/03                    $  4,332
                   12/31/04                       4,431
                   12/31/05                       4,533
                   12/31/06                       4,637
                   12/31/07                       4,744
                   Thereafter                   804,684
                                               ---------
                   Total                       $827,361
                                               ==========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At September 30, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:
                Year Ending                      Amount
                ----------                     ----------
                  12/31/03                     $  1,521
                  12/31/04                        1,556
                  12/31/05                        1,591
                  12/31/06                        1,627
                  12/31/07                        1,664
                  Thereafter                    395,900
                                              -----------
                  Total                        $403,859
                                              ===========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2003:
DECEMBER 31, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,706,016 (16,928,396) (743,530) ------------ 34,090 2,207,576 (567,756) ------------ $ 1,673,910 ============	$ 17,981,016 (17,421,476) (722,105) ------------ (162,565) 2,254,715 (561,082) ------------ $ 1,531,068 ============

In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $15,352,667 for the period ended December 31, 2003 and cumulative suspended losses of $15,252,541 for the year ended March 31, 2003 are not included.

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 9,808,999
62,285,591
159,117
------------
$72,253,707
============

1,710,105
88,065,200
------------
89,775,305
------------

(15,841,461)
(1,680,137)
------------
(17,521,598)
------------
$72,253,707
============

$ 9,492,098
------------
6,135,768
1,632,496
2,574,933
------------
10,343,197
------------
$  (851,099)
============
$    (8,511)
============
(842,588)
1,017,088
------------
$   174,500
============

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
============

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of the properties resulted in a gain allocated to Gateway of $1,792,746. Gateway received sales proceeds totaling $672,175, which was entirely distributed to the Limited Partners at $26.29 per limited partnership unit. Gateway had previously suspended losses reported by these Project Partnerships in conformity with its policy not to record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transactions, Gateway was able to recognize $916,962 in previously suspended losses. Gateway's ending investment in these Project Partnerships, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $108,973, which is reported as a loss on disposition in the Combined Statements of Operations.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, revenues and expenses were comparable for the nine and three months ended December 31, 2003 and 2002, except as described below.

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of the properties resulted in a gain allocated to Gateway of $1,792,746. Gateway received sales proceeds totaling $672,175, which was entirely distributed to the Limited Partners at $26.29 per limited partnership unit. Gateway had previously suspended losses reported by these Project Partnerships in conformity with its policy not to record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transactions, Gateway was able to recognize $916,962 in previously suspended losses. Gateway's ending investment in these Project Partnerships, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $108,973, which is reported as a loss on disposition in the Combined Statements of Operations.

   For the nine months ended December 31, 2003 the Project Partnerships reported income of $79,864, while a loss of $153,522 was reported for the nine months ended December 31, 2002. This was due to a decrease in rental expenses at the Project Partnership level. A few project partnerships reported substantial income for the nine months ended December 31, 2003; however it is customary in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership reported net income of $407,207 for the nine months ended December 31, 2003. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $726,301. The net cash provided by investing activities was $812,752 consisting of $751,274 in cash distributions received from Project Partnerships and $61,478 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At
December 31, 2003, Gateway had $757,942 of short-term investments (Cash and Cash Equivalents). It also had $515,750 in Zero Coupon Treasuries with maturities providing $379,000 in fiscal year 2004 increasing to $142,000 in fiscal year 2005. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 24, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 24, 2004           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 24, 2004           By:/s/ Carol Georges
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 24, 2004           By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 24, 2004           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting