Form 10-K
period 2004-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2004-07-13
CIK 824605

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          March 31, 2004

                          Commission file number 0-17711

                           GATEWAY TAX CREDIT FUND, LTD.
         (Exact name of Registrant as specified in its charter)

         Florida                                    59-2852555
(State or other jurisdiction of                  (IRS Employer
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
Title of Class                              as of March 31, 2004

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

   The primary sources of funds for the year ended March 31, 2004 were from the maturity of Treasury Notes for $514,000, interest income of $5,497 earned on cash and cash equivalents, and $774,633 in distributions received from Project Partnerships. As of March 31, 2004 Gateway had $1,092,672 of Cash and Cash Equivalents and $139,045 in investments in securities with annual an annual maturity of $142,000 due in 2005, which will be used to meet future annual operating needs of Gateway.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low-income housing. As of March 31, 2004 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Now these very first programs are completing their compliance period.

   With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investor's return wherever possible and ultimately, to wind down those funds that no longer provide tax benefits to investors. As of March 31, 2004, two project partnerships, Clayfed Apartments and Westside Apartments have been sold.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 80 Project Partnerships. There are no investments in individual Project Partnerships which are material to Gateway taken as a whole with the largest single net investment comprising 20.0% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2003:
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- ----------- ----- -------- -------- ------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

Medway, OH

Union, OH

Bernalillo, NM

Truth/Conseqnces, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Yorktown, VA

Ashland, VA

Keysville, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Albany, KY

Burkesville, KY

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Springfield, TN

Springfield, TN

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Athens, TX

Waggaman, LA

Middlefield, OH

Floresvile, TX

Mathis, TX

Sabinal, TX

Kingsland, TX

Crestline, OH

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

Jacksonville, TX

48 30 54 42 24 24 40 32 32 32 32 32 16 40 50 36 45 48 41 80 40 24 201 40 46 46 25 40 40 24 24 12 44 16 25 24 24 41 32 16 36 24 72 48 48 42 25 32 18 24 43 48 40 40 40 24 32 48 50 66 40 48 44 43 36 40 36 24 34 36 19 24 46 42 32 24 44 40

6/88

6/88

8/88

9/88

11/88

11/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

3/89

3/89

3/89

3/89

4/89

5/89

6/89

6/89

6/89

6/89

6/89

7/89

7/89

7/89

7/89

8/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

10/89

11/89

11/89

11/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

2/90

2/90

2/90

3/90

3/90

3/90

3/90

3/90

3/90

4/90

4/90

4/90

4/90

4/90

4/90

7/90

7/90

1,862,433

1,194,871

2,094,190

1,824,392

810,389

879,994

2,151,340

1,319,398

1,421,726

1,396,502

1,478,722

1,395,462

743,255

1,478,675

1,812,786

1,192,946

1,621,553

1,788,673

1,766,526

3,046,646

1,549,636

914,521

6,256,843

1,482,309

1,777,326

1,682,738

1,420,783

1,963,249

1,846,528

937,557

919,438

510,427

1,998,767

614,158

1,167,852

1,029,546

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,196,962

1,831,965

1,545,003

1,402,843

814,227

1,497,433

607,608

1,007,828

1,344,167

1,762,725

1,420,816

1,874,064

1,560,298

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,711,475

1,364,541

1,519,306

1,350,227

1,312,062

1,084,390

780,115

1,160,610

1,373,883

583,005

969,816

1,957,868

1,558,446

1,480,991

821,329

1,848,539

1,236,142

96%

100%

96%

83%

96%

83%

95%

100%

94%

97%

100%

78%

100%

100%

98%

100%

93%

96%

98%

92%

95%

88%

96%

95%

98%

98%

88%

100%

100%

83%

88%

92%

91%

94%

96%

58%

96%

100%

97%

94%

90%

96%

94%

100%

98%

99%

100%

94%

88%

100%

100%

100%

95%

95%

98%

92%

91%

79%

100%

88%

93%

96%

89%

100%

100%

100%

97%

92%

100%

92%

100%

96%

93%

98%

84%

100%

100%

100%

-----3,014 =====	---------- 113,792,936 ===========

The average effective rental per unit is $3,972 per year ($331 per month).

The average effective occupancy rate at December 31, 2003 was 94.6%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 2003, 2002 and 2001 is as follows:
	12/31/03 --------	12/31/02 --------	12/31/01 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 4,908,530 1,567,738 102,260,340 5,056,328 ------------- 113,792,936 51,556,360 ------------- $ 62,236,576 =============	$ 5,128,526 1,623,847 104,364,570 4,446,351 ------------- 115,563,294 49,390,571 ------------- $ 66,172,723 =============	$ 5,097,275 2,058,477 103,292,188 4,625,311 ------------ 115,073,251 45,903,523 ------------ $ 69,169,728 =============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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
   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2004

Limited Partnership Interest                    2,043
General Partner Interest                            2

Item 6.  Selected Financial Data
	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 301,972	$ 356,006	$ 412,005	$ 423,174	$ 441,466
Net Loss	(55,577)	(771,799)	(577,139)	(787,797)	(877,394)
Equity in Income (Losses) of Project Partnerships	541,590	(253,927)	(202,920)	(366,069)	(490,163)
Total Assets	3,360,108	4,334,857	4,946,571	5,375,816	5,980,554
Investments In Project Partnerships	1,355,760	1,531,068	1,832,496	2,077,180	2,500,833
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	2.01 10.59 (139.25)	2.49 10.80 (146.37)	4.94 21.61 (141.03)	38.70 18.60 (149.30)	104.10 17.20 (135.00)
Net Loss	(3.08)	(29.89)	(22.35)	(30.51)	(33.98)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

   As disclosed on the Statements of Operations, revenues and expenses were comparable for the years ended March 31, 2004, 2003 and 2002, except as described below.

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of the properties resulted in a gain allocated to Gateway of $1,792,746. Gateway received sale proceeds totaling $674,675, of which $672,175 was distributed to the Limited Partners at $26.29 per limited partnership unit. Gateway had previously suspended losses reported by these Project Partnerships in conformity with its policy to not record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transactions, Gateway was able to recognize $916,962 in previously suspended losses. Gateway's ending investment in these Project Partnerships, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $106,473, which is reported as a loss on disposition in the Combined Statements of Operations.

   For the year ended March 31, 2004 the Project Partnerships reported a loss of $227,721, while a loss of $253,927 was reported for the year ended March 31, 2003. The decrease in the reported loss was due to a decrease in rental expenses at the Project Partnership level; however it is customary in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership reported a loss of $55,577 for the year ended March 31, 2004. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $520,920. The net cash provided by investing activities was $948,248 consisting of $774,633 in cash distributions received from Project Partnerships and $173,988 from matured Zero Coupons.

   On October 1, 1997 Value Partners, Inc. became the sole general partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing general partner of Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's average occupancy rate for the year declined from 100% in 2003 to 67% in 2004. Gateway loaned Divernon $10,000, $12,000, and $6,000 to cover the operating deficits for 2001, 2002, and 2003 respectively. As of June 30, 1999, an updated workout plan with the USDA RD was implemented. Management is using rent incentives, vigorous advertising, and tight controls over repairs and maintenance to improve occupancy and cash flows in 2004.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At March 31, 2004, Gateway had $1,092,672 of short-term investments (Cash and Cash Equivalents). It also had $139,045 in Zero Coupon Treasuries with maturities providing $142,000 in fiscal year 2005. Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 2004, Gateway received $774,633 in cash distributions from the Project Partnerships and it received $514,000 from the matured Zero Coupon Treasuries. The General and Administrative operating costs were $175,415 and the Asset Management Fee actually paid was $649,500.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Now these very first programs are completing their compliance period.

   With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. As of March 31, 2004, two project partnerships, Clayfed Apartments and Westside Apartments have been sold.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2004. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $14,924,730 and $14,655,624 of cumulative equity in losses are included in these financial statements as of March 31, 2004 and 2003, respectively and for which net losses of $130,296, $256,716 and $202,918 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2004. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                             /s/ Spence, Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Clearwater, Florida
June 22, 2004

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
2004 ----	2003 ----

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

Long Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding at  March 31, 2004 and 2003
 General Partners

  Total Partners' Equity (deficit)

    Total Liabilities and Partners' Equity

$   1,092,672
8,409
139,045
93
6,316
-----------
1,246,535

0
1,355,760
16,524
741,289
-----------
$ 3,360,108
===========

$  493,330
3,757
12,001
5,800
-----------
514,888
-----------

2,839,013
1,225,073
-----------
4,064,086
-----------

(68,518)
-----------

(945,406)
(204,942)
-----------
(1,150,348)
-----------
$ 3,360,108
===========

$   1,343,666
44,384
487,057
265
0
-----------
1,875,372

128,991
1,531,068
0
799,426
-----------
$ 4,334,857
===========

$  375,934
2,209
14,851
6,800
-----------
399,794
-----------

3,194,525
1,231,220
-----------
4,425,745
-----------

(68,086)
-----------

(194,381)
(228,215)
-----------
(422,596)
-----------
$ 4,334,857
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
2004 ----	2003 ----	2002 ----

Revenues:
 Rental
 Interest Subsidy
 Interest Income
 Other

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Income (Losses) of Project
 Partnerships:
 Current Year Equity in Losses of  Project Partnerships
 Suspended Losses Utilized in Current  Year
 Gain on Sale of Partnership Assets
 Loss on Disposition of Partnership  Interests
  Total Equity in Income (Losses) of   Project Partnerships

Minority Interest in Loss of Combined
 Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
 Partnership Units
Number of Limited Partnership Units
 Outstanding

$  125,628
57,189
42,825
76,330
---------
301,972
---------

479,165

117,118
58,297
87,014
85,824
58,510
13,643
---------
899,571
---------

(597,599)
---------

(227,721)

(916,962)
1,792,746

(106,473)
----------
541,590
----------

432
----------
$  (55,577)
===========

$  (78,850)
23,273
----------
$  (55,577)
===========

$    (3.08)
===========
25,566
===========

$  124,401
57,597
85,376
88,632
---------
356,006
---------

491,021

68,891
62,379
97,493
86,228
59,129
13,643
---------
878,784
---------

(522,778)
---------

(253,927)

0
0

0
---------
(253,927)
---------

4,906
----------
$ (771,799)
===========

$ (764,081)
(7,718)
----------
$ (771,799)
===========

$   (29.89)
===========
25,566
===========

$  120,669
58,231
131,048
102,057
---------
412,005
---------

493,205

45,714
50,693
84,415
86,604
56,805
14,616
---------
832,052
---------

(420,047)
---------

(202,920)

0
0

0
---------
(202,920)
---------

45,828
----------
$ (577,139)
===========

$ (571,368)
(5,771)
----------
$ (577,139)
===========

$   (22.35)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) ---------------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Distributions Balance at March 31, 2004	$ 1,141,068 (571,368) ------------ 569,700 (764,081) ------------ (194,381) (78,850) (672,175) ------------ $ (945,406) ============	$ (214,726) (5,771) ----------- (220,497) (7,718) ----------- (228,215) 23,273 0 ----------- $ (204,942) ===========	$ 926,342 (577,139) ----------- 349,203 (771,799) ----------- (422,596) (55,577) (672,175) ----------- $(1,150,348) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
	2004 ----	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
   Amortization
   Depreciation
   Distributions Included in Other Income
   Accreted Interest Income on     Investments in Securities
   Equity in Losses of Project     Partnerships
   Gain on the Sale of Partnership Assets
   Loss on the Disposition of Partnership
    Assets
   Minority Interest in Losses of     Combined Project Partnerships
   Interest Income from Redemption of     Securities
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts    Receivable
   (Increase) Decrease in Prepaid     Insurance
   Increase (Decrease) in Accounts    Payable
   (Increase) Decrease in Replacement     Reserves
   Increase (Decrease) in Security    Deposits
   (Decrease) Increase in Accrued Real    Estate Taxes
   Increase (Decrease) in Payable to    General Partners

Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project    Partnerships
  Redemption of Investment in Securities
  Purchase of Equipment

   Net Cash Provided by Investing    Activities

Cash Flows from Financing Activities:
  Principal Payment on Debt
  Distributions to Investors

   Net Cash Used In Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$ (55,577)

13,643
58,510
(71,378)

(36,997)

1,144,683
(1,792,746)

106,473

(432)

340,012

35,975

172

1,548

(16,524)

(7,316)

(2,850)

(238,116)
---------
(520,920)
---------

774,633
173,988
(373)
---------

948,248
---------

(6,147)
(672,175)
---------
(678,322)
---------

(250,994)

1,343,666
---------
$1,092,672
==========

$(771,799)

13,643
59,129
(83,682)

(74,700)

253,927
0

0

(4,906)

306,027

(11,103)

363

(6,006)

0

400

586

187,754
---------
(130,367)
---------

117,539
179,974
(2,316)
---------

295,197
---------

(5,742)
0
---------
(5,742)
---------

159,088

1,184,578
---------
$1,343,666
==========

$(577,139)

14,616
56,805
(95,741)

(107,051)

202,920
0

0

(45,828)

276,104

(8,160)

(407)

1,273

14,480

4,400

(5,766)

213,983
---------
(55,511)
---------

122,886
186,896
(14,432)
---------

295,350
---------

(5,367)
0
---------
(5,367)
---------

234,472

950,106
---------
$1,184,578
==========

Supplemental Cash Flow Information: Interest Paid	$ 28,635 ==========	$ 28,631 ==========	$ 28,373 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2004, 2003 AND 2002

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

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

Reclassifications

    For comparability, the 2002 and 2003 figures have been reclassified, where appropriate to conform with the financial statement presentation used in 2004.

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

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity to not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN 46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $1,355,760 at March 31, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

    The March 31, 2004 Balance Sheet includes Investments in Securities equal to $139,045. These investments consist of U. S. Treasury Security Strips at their cost, plus accreted interest income of $79,905. The estimated market value at March 31, 2004 of these debt securities is $141,485 resulting in a gross unrealized gain of $2,440.

   As of March 31, 2004, the cost and accreted interest by contractual maturities is as follows:

     Due within 1 year                             $ 139,045
     After 1 year through 5 years                          0
                                                  ----------
     Total Amount Carried on Balance Sheet          $139,045
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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2004, 2003 and 2002 were $479,165, $491,021 and $493,205 respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2004, 2003 and 2002 were $117,118, $68,891 and $45,714 respectively.

NOTE 5 - RENTAL PROPERTY

   A summary of the rental property is as follows at December 31, 2003:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 51,141 --------- $1,537,496 ==========	$ 0 745,066 51,141 -------- $796,207 ========	$ 47,000 694,289 0 -------- $741,289 ========

   A summary of the rental property is as follows at December 31, 2002:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 50,768 --------- $1,537,123 ==========	$ 0 687,895 49,802 -------- $737,697 ========	$ 47,000 751,460 966 -------- $799,426 ========

NOTE 6 - MORTGAGE NOTE PAYABLE

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/04                4,738
     12/31/05                4,846
     12/31/06                4,955
     12/31/07                5,067
     12/31/08                5,182
     Thereafter            798,037
                         ----------
     Total               $ 822,825
                         ==========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At December 31, 2003 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------         --------
     12/31/04               1,706
     12/31/05               1,744
     12/31/06               1,783
     12/31/07               1,823
     12/31/08               1,864
     Thereafter           393,328
                        ----------
     Total              $ 402,248
                        ==========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (55,577)	$ (771,799)	$ (577,139)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(225,098)	(528,030)	(440,421)
Losses suspended for financial reporting purposes	(1,355,991)	(2,297,126)	(2,149,829)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	17,867	32,752	(14,303)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Miscellaneous Income Capital Loss	186,980 12,913 (83,682) (11,581) -----------	180,883 12,987 (95,741) 0 -----------	178,607 17,074 (67,493) 0 -----------
Partnership loss for tax purposes as of December 31	$(1,514,169) ============	$(3,466,074) ============	$(3,053,504) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 51,799 ============	$ 63,771 ============	$ 126,423 ============

   The Partnership's Investment in Project Partnerships is approximately $23,177,288 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                              Financial       Tax
                              Reporting       Reporting
                              Purposes         Purposes        Differences
Investments in Local
Limited Partnerships         $ 1,355,760      $(21,821,528)    $23,177,288

Other Assets                 $ 2,004,348      $  1,842,467     $   161,881

Liabilities                  $ 4,578,974      $    112,816     $ 4,466,158

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2004:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustments

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 17,706,016 (17,235,981) (750,684) ------------ (280,649) 2,207,576 (571,167) ------------ $ 1,355,760 ============	$ 17,981,016 (17,421,476) (722,105) ------------ (162,565) 2,254,715 (561,082) ------------ $ 1,531,068 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $16,608,534 for the year ended March 31, 2004 and cumulative suspended losses of $15,252,541 for the year ended March 31, 2003 are not included.

The Partnership's equity as reflected by the Project Partnerships of $17,517,241 differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(280,649) primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
2003 ----	2002 ----	2001 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Gateway
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Gain on Sale of Partnership Assets

    Total Revenue

Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  9,728,256
62,236,576
85,771
------------
$72,050,603
============

$ 3,611,898
87,934,669
------------
91,546,567
------------

(17,517,241)
(1,978,723)
------------
(19,495,964)
------------

$72,050,603
============

$16,693,028
1,792,746
------------
18,485,774

9,016,473
6,764,573
3,436,960
------------
19,218,006
------------
$(732,232)
============
$   (24,304)
============
$(707,928)
2,272,953
------------

$  1,565,025
============

$  9,348,657
66,172,723
635,392
------------
$76,156,772
============

$ 3,391,498
90,589,956
------------
93,981,454
------------

(16,014,227)
(1,810,455)
------------
(17,824,682)
------------

$76,156,772
============

$16,709,384
0
------------
16,709,384

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
0
------------
16,980,398

8,740,917
7,095,362
3,520,633
------------
19,356,912
------------
$(2,376,514)
============
$   (23,765)
============
$(2,352,749)
2,149,829
------------

$  (202,920)
============

   Two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of the properties resulted in a gain allocated to Gateway of $1,792,746. Gateway received sale proceeds totaling $674,675, of which $672,675 was distributed to the Limited Partners at $26.29 per limited partnership unit. Gateway had previously suspended losses reported by these Project Partnerships in conformity with its policy to not record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transactions, Gateway was able to recognize $916,962 in previously suspended losses. Gateway's ending investment in these Project Partnerships, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $106,473, which is reported as a loss on disposition in the Combined Statements of Operations.

   As of December 31, 2003, the largest Project Partnership constituted 7.4% and 7.7% of the combined total assets and combined total revenues. As of December 31, 2002, the largest Project Partnership constituted 7.2% and 7.4% of the combined total assets and combined total revenues.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2004                 Quarter 1     Quarter 2    Quarter 3    Quarter 4
                         6/30/2003     9/30/2003    12/31/2003    3/31/2004

Total Revenues           $  89,820     $  55,817     $  53,243    $ 103,092

Net Income (Loss)        $(161,360)    $ (51,041)    $ 619,608    $(462,784)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.25)    $   (1.98)    $   23.99    $  (18.84)

Year 2003                Quarter 1     Quarter 2    Quarter 3     Quarter 4
                         6/30/2002     9/30/2002    12/31/2002    3/31/2003
Total Revenues           $  98,586     $  59,651     $  62,912    $ 134,857

Net Income (Loss)        $(171,285)    $(192,001)    $(170,835)   $(237,678)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.63)    $   (7.43)    $   (6.62)   $   (9.21)

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(a Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, statements of partners' equity (deficit), and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates

Columbus, Ohio
January 22, 2004

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus OH 43235-5423
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                9;             Rural Housing Service
Madison, Ltd.                                                                     9;               Servicing Office
DBA Madison Woods Apartments                                              Wooster, Ohio
Ravenna, Ohio

We have audited the accompanying balance sheets of Madison, Ltd. (a limited partnership), DBA Madison Woods Apartments, Case No. 41-043-341595553, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison, Ltd., DBA Madison Woods Apartments, Case No. 41-043-341595553, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program", issued in December 1989, we have also issued a report dated January 20, 2004, on our consideration of Madison, Ltd.'s internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 20, 2004

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE:  614-825-0011
FAX:  614-825-0014

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                Rural Housing Service
Middlefield, Limited                                                             Servicing Office
DBA Lakeview Village II                                                     Wooster, Ohio
Ravenna, Ohio

We have audited the accompanying balance sheets of Middlefield, Limited (a limited partnership), DBA Lakeview Village II, Case No. 41-028-341618469, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middlefield, Limited, DBA Lakeview Village II, Case No. 41-028-341618469, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 20, 2004, on our consideration of Middlefield, Limited's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 20, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Ashburn Housing Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Ashburn Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830643, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashburn Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Ashburn Housing, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Buena Vista Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Buena Vista Housing, Ltd. (a Limited Partnership), Federal ID No.: 58-1830642, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Buena Vista Housing Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Cuthbert Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cuthbert Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1830589, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cuthbert Elderly Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Cuthbert Elderly Housing Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hannah's Mill Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Hannah's Mill Apartments, Ltd. (a limited partnership), Federal ID No.: 58-1786726, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hannah's Mill Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Hannah's Mill Apartments, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. There reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Milton Elderly Housing, LTD, LLLP

We have audited the accompanying balance sheets of MILTON ELDERLY HOUSING, LTD, LLLP (USDA Rural Development Case No.09-057-592911560), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILTON ELDERLY HOUSING, LTD, LLLP as of December 31, 2003 and 2002, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of MILTON ELDERLY HOUSING, LTD LLLP's internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

February 16, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Winder Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Winder Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1786693, as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit) and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winder Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Winder Apartments, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, RHS Project No.: 01-061-630953708 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., RHS Project No.:01-061-630953708 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Sylacauga Garden Apartments III, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 20, 2004

Bond & Tousignant, LLC
1500 Lamy Lane - P.O. Box 14065
Monroe, LA 71201-3734
PHONE:  318-323-0717
FAX:  318-323-0719

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
RIVER ROAD APARTMENTS ALPIC

We have audited the accompanying balance sheet of RIVER ROAD APARTMENTS, ALPIC, RHS Project No. 22-026-721099603 as of December 31, 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RIVER ROAD APARTMENTS, ALPIC as of December 31, 2002, were audited by other auditors whose report dated March 11, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIVER ROAD APARTMENTS, ALPIC as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2004, on our consideration of RIVER ROAD APARTMENTS, ALPIC's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

/s/ Bond & Tousignant, LLC
Certified Public Accountants

Monroe, Louisiana
February 29, 2004

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
----------------------------

Partners
Garden Walk of Augusta
A Division of Augusta Properties (A Limited Partnership)
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Garden Walk of Augusta, A Division of Augusta Properties (A Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Walk of Augusta, A Division of Augusta Properties (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 6, 2004

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Booneville Properties, A Limited Partnership
  D/B/A Garden Walk of Booneville
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Booneville Properties, A Limited Partnership, D/B/A Garden Walk of Booneville as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Barling Properties, A Limited Partnership
  D/B/A Barling Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Barling Properties, A Limited Partnership, D/B/A Barling Place as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barling Properties, A Limited Partnership, D/B/A Barling Place of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 6, 2004

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX: 479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Poteau Properties IV, A Limited Partnership
  D/B/A Garden Walk on Michelle Lane
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties IV, A Limited Partnership, D/B/A Darden Walk on Michelle Lane as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties IV, A Limited Partnership, D/B/A Garden Walk on Michelle Lane as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 6, 2004

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Turtle Creek Properties Phase II, A Limited Partnership
  D/B/A Garden Walk of Grove III
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Garden Walk of Grove III as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtle Creek Properties Phase II, A Limited Partnership, D/B/A Garden Walk of Grove III as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 6, 2004

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  479-452-1040
FAX:  479-452-5542

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners
Broken Bow Properties II, A Limited Partnership
  D/B/A Garden Walk of Broken Bow II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Broken Bow Properties II, A Limited Partnership, D/B/A Garden Walk of Broken Bow II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broken Bow Properties II, A Limited Partnership, D/B/A Garden Walk of Broken Bow II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP

February 6, 2004

Brandt Solomon & Anderson LLP
622 S. Minnesota Avenue
Sioux Falls, SD 57104-4825
PHONE:  605-336-0935
FAX:  605-336-0983

INDEPENDENT AUDITORS' REPORT
----------------------------

Partners of Lakewood Apartments Limited Partnership
Project Number 32-060-470717466

We have audited the accompanying balance sheets of Lakewood Apartments Limited Partnership, Project Number 32-060-470717466 as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2004, on our consideration of internal controls over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brandt Solomon & Anderson LLP
Certified Public Accountants & Consultants

Sioux Falls, South Dakota
February 9, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Road
P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Monroe Family, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Monroe Family, Ltd. (a Georgia limited partnership), Federal ID No. 58-1768407, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Family, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004 on our consideration of the Monroe Family, Ltd.'s internal control structure and a report dated January 26, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 26, 2004

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brandywine III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Brandywine III, LLLP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywine III, LLLP as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 2004 on our consideration of Brandywine III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 5, 2004

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Concord IV, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Concord IV, LLLP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord IV, LLLP as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 2004 on our consideration of Concord IV, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 5, 2004

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Dunbarton Oaks III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Dunbarton Oaks III, LLLP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunbarton Oaks III, LLLP as of December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 2004 on our consideration of Dunbarton Oaks III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 5, 2004

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Federal Manor III, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Federal Manor III, LLLP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Manor III, LLLP as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 2004, on our consideration of Federal Manor III, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 5, 2004

Regardie, Brooks & Lewis
7101 Wisconsin Avenue, Suite 1012
Bethesda, MD 20814
PHONE:  301-654-9000
FAX:  301-656-3056

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Laurel Apartments, LLLP
Bethesda, Maryland

We have audited the accompanying balance sheets of Laurel Apartments, LLLP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Apartments, LLLP as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 2004 on our consideration of Laurel Apartments, LLLP's internal control and on its compliance with laws and regulations.

/s/ Regardie, Brooks & Lewis
Certified Public Accountants

March 5, 2004

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 N.
Amherst, NY 14226-1258
PHONE:  716-862-4270
FAX:  716-862-0007

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Middleport Limited Partnership
Case No. 37-032-161338763
and
RD Rural Housing Director
29 Liberty Street, Suite 2
Batavia, New York 14020-3294

We have audited the accompanying balance sheets of Middleport Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middleport Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004, on our consideration of Middleport Limited Partnership's internal control structure and a report dated January 26, 2004, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 26, 2004

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Road
P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kenly Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheets of Kenly Housing Associates (a North Carolina limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenly Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

January 31, 2004

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Oakwood Grove, Ltd.

We have audited the accompanying basic financial statements of Oakwood Grove, Ltd., as of and for the years ended December 31, 2003 and 2002, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Grove, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2004 on our consideration of Oakwood Grove, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 23, 2004

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandhill Forest, Ltd.

We have audited the accompanying basic financial statements of Sandhill Forest, Ltd., as of and for the years ended December 31, 2003 and 2002, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Sandhill Forest, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2004 on our consideration of Sandhill Forest, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 23, 2004

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates as of December 31, 2003 and 2002, and the related statements of operations, changes in Partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 12, 2004
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates as of December 31, 2003 and 2002, and the related statements of profit and (loss), changes in Partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2004, on our consideration of the Partnership's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 12, 2004
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates as of December 31, 2003 and 2002, and the related statements of profit and (loss), changes in Partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2004, on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 12, 2004
Carmel, Indiana

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Greeneville Limited Partnership

I have audited the accompanying balance sheets of Greeneville Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greeneville Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Greeneville Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC

February 15, 2004

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pulaski Village Limited Partnership

I have audited the accompanying balance sheets of Pulaski Village Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pulaski Village Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Pulaski Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC

February 15, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Kingsland Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsland Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2004, on our consideration of the internal control structure of Kingsland Housing, Ltd. - (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 24, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, Texas 78759
PHONE  512-338-0044
FAX  512-338-5395

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------

To The Partners
Sabinal Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002 and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Sabinal Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004, on our consideration of the internal control structure of Sabinal Housing, Ltd. - (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 26, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Mathis Retirement Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mathis Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2004, on our consideration of the internal control structure of Mathis Retirement, Ltd. - (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 27, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Floresville Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Floresville Housing Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, as issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floresville Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004, on our consideration of the internal control structure of Floresville Housing, Ltd. - (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 28, 2004

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Teton View Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Teton View Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the USDA, Rural Housing Service Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton View Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004, on our consideration of Teton View Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 10, 2004

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Pleasant Valley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Pleasant Valley Housing Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the USDA, Rural Housing Service Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Housing Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2004, on our consideration of Pleasant Valley Housing Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 6, 2004

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Eagles Bay Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Eagles Bay Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Bay Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 16, 2004 on our consideration of Eagles Bay Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 16, 2004

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Stone Arbor Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Stone Arbor Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arbor Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 1, 2004 on our consideration of Stone Arbor Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 1, 2004

Dixon Odom PLLC
1829 Eastchester Drive - P. O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Suncrest Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Suncrest Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2004 on our consideration of Suncrest Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 28, 2004

Dixon Odom PLLC
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
PHONE:  336-889-5156
FAX:  336-889-6168

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Woodcroft Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Woodcroft Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcroft Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 3, 2004 on our consideration of Woodcroft Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 3, 2004

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Mabank 1988 Limited
Temple, Texas

We have audited the balance sheet of Mabank 1988 Limited (a Texas limited partnership) as of December 31, 2003 and 2002 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Mabank 1988 Limited as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2004 on our consideration of Mabank 1988 Limited's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 10 through 19 are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 2003, and the other Supplemental Data Required by the USDA Rural Development, are presented for purposes of complying with the requirements of USDA Rural Development and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

January 29, 2004

Mercer & Associates, P.C.
213 Green Street, Suite B
Huntsville, AL 35801
PHONE:  256-536-4318
FAX:  256-533-7193

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Hunter's Ridge, Ltd.

We have audited the accompanying balance sheet of Hunter's Ridge, Ltd., (a limited partnership) as of December 31, 2003 and 2002, and the related Statement of Operations, Partners' Capital and Cash Flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunter's Ridge, Ltd., as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have issued a report dated February 20, 2004 on our consideration of Hunter's Ridge, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Mercer & Associates, P.C.
Certified Public Accountants

February 20, 2004

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  413-263-1324
FAX:  413-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Casa Linda Limited Partnership

We have audited the accompanying balance sheets of Casa Linda Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa Linda Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 22, 2004, on our consideration of Casa Linda Limited Partnership's internal control structure and a report dated February 8, 2003, on its compliance with laws and regulations.

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

/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 22, 2004
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  432-263-1324
FAX:  432-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
La Villa Elena Limited Partnership

We have audited the accompanying balance sheets of La Villa Elena Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Villa Elena Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 22, 2004, on our consideration of La Villa Elena Limited Partnership's internal control structure and a report January 22, 2004, on its compliance with laws and regulations.

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

/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 22, 2004
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  432-263-1324
FAX:  432-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners,
Rio Abajo Apartments Limited Partnership

We have audited the accompanying balance sheets of Rio Abajo Apartments Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Abajo Apartments Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 22, 2004, on our consideration of Rio Abajo Apartments Limited Partnership's internal control structure and a report dated January 22, 2004, on its compliance with laws and regulations.

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

/s/ Kenneth C. Boothe & Company, P.C.
Certified Public Accountants

January 22, 2004
Big Spring, Texas

Kenneth C. Boothe & Company, P.C.
1001 East Farm Road 700
Big Spring, TX 79720
PHONE:  432-263-1324
FAX:  432-263-2124

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sage Limited Partnership

We have audited the accompanying balance sheets of Sage Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sage Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partner's equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 22, 2004, on our consideration of Sage Limited Partnership's internal control structure and a report dated January 22, 2004, on its compliance with laws and regulations.

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

January 22, 2004
Big Spring, Texas

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH 45324
PHONE:  937-320-1717
FAX:  937-320-1818

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                  9;                     Rural Development
Laynecrest Associates Limited Partnership                                    Hillsboro, Ohio

We have audited the accompanying balance sheets of Laynecrest Associates Limited Partnership, RD case No. 41-012-311173675, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laynecrest Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of Laynecrest Associates Limited Partnership's internal controls and a report dated January 28, 2004 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 28, 2004

Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Mesarvey, Russell & Co., LLC
3170 Presidential Drive
Fairborn, OH 45324
PHONE:  937-320-1717
FAX:  937-320-1818

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners                                                                  9;            Rural Development
Martindale Limited Partnership                                                Hillsboro, Ohio

We have audited the accompanying balance sheets of Martindale Limited Partnership RD Case No. 41-057-311153919, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Limited Partnership at December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2004 on our consideration of Martindale Limited Partnership's internal controls and a report dated January 27, 2004 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mesarvey, Russell & Co., LLC
A Limited Liability Company
Independent Certified Public Accountants

January 27, 2004

Lead Auditor: Philip J. Lechner, Jr., CPA
Firm ID # 31-1613938

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Robinhood Apartments, Ltd.:

We have audited the accompanying balance sheets of Robinhood Apartments, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinhood Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 20, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 20, 2004

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

INDEPENDENT AUDITORS' REPORT
----------------------------

To the General Partners of
Skyview Terrace, Ltd.:

We have audited the accompanying balance sheets of Skyview Terrace, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Terrace, Ltd. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 23, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, RHS Project No.: 01-046-630978050 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., RHS Project No.: 01-046-630978050 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2004 on our consideration of Riverside Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 23, 2004

The Jeffries Group
1277 Victor Road
Atlanta, GA 30324
PHONE:  404-231-4353
FAX:  404-231-4338

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Brookshire Apartments, L.P.

We have audited the accompanying balance sheet of Brookshire Apartments, L.P., RHS Project No. 10-075-581765612), as of December 31, 2003 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brookshire Apartments, L.P. as of December 31, 2002 were audited by other auditors, whose report dated January 24, 2003 expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshire Apartments, L.P., RHS Project No.: 10-075-581765612, as of December 31, 2003, and the results in its operations, changes in partners' capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2004, on our consideration of Brookshire Apartments, L.P. internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 13 through 16 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The Jeffries Group                      Federal Employer
Certified Public Accountants         Identification Number
Atlanta, Georgia                               58-1976245

January 29, 2004

Lead Auditor: Lewis M. Jeffries, CPA

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

January 24, 2003

Lead Auditor: Ronald George Vance
                    704-369-7200

The Jeffries Group
1277 Victor Road
Atlanta, Georgia 30324
PHONE:  404-231-4353
FAX:  404-231-4338

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sandridge Apartments, Ltd.

We have audited the accompanying balance sheet of Sandridge Apartments, Ltd., RHS Project No. 058-17569-49, as of December 31, 2003, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sandridge Apartments, Ltd. as of December 31, 2002 were audited by other auditors, whose report dated January 24, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandridge Apartments, Ltd., RHS Project No.: 058-17569-49, as of December 31, 2003, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2004 on our consideration of Sandridge Apartments', Ltd. internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 13 through 16 and 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The Jeffries Group                             Federal Employer
Certified Public Accountants                Identification Number
Atlanta, Georgia                                     58-1976245

January 29, 2004

Lead Auditor: Lewis M. Jeffries, CPA

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

INDEPENDENT AUDITORS' REPORT
----------------------------

Limestone Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Limestone Estates, (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Limestone Estates as of December 31, 2003 and 2002, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2004 on our consideration of Limestone Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
January 30, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Longleaf Apartments, Ltd.

We have audited the accompanying balance sheets of LONGLEAF APARTMENTS, LTD. (Rural Development Case No. 10-065-581788240), a Georgia limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONGLEAF APARTMENTS, LTD. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 13, 2004, on our consideration of LONGLEAF APARTMENTS, LTD.'s internal control and our report dated January 13, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 - 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 13, 2004

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of                                                                        Rural Housing Service
Crestwood Villa 2 Limited Partnership                                      Servicing Office
DBA Applewood Apartments                                                    Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Crestwood Villa 2 Limited Partnership (a limited partnership), DBA Applewood Apartments, Case No. 41-017-314612174, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Villa 2 Limited Partnership, DBA Applewood Apartments, Case No. 41-017-314612174, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Crestwood Villa 2 Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2004

Brenda P. McElwee, P.C.
P.O. Box 2260
Rockport, TX 78381
PHONE:  361-729-9150
FAX:  361-729-9216

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Fairview South, Ltd.

We have audited the accompanying balance sheet of Fairview South, Ltd. (a Texas Limited Partnership) Project No: 50-007-752209166-01-3 as of December 31, 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Fairview South, Ltd. as of December 31, 2002 were audited by other auditors, whose report dated May 20, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairview South, Ltd. as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information on pages 11-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated April 7, 2004 on our consideration of Fairview South, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brenda P. McElwee, P.C.
Certified Public Accountant

April 7, 2004

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

May 20, 2003

Brenda P. McElwee, P.C.
P.O. Box 2260
Rockport, TX 78381
PHONE:  361-729-9150
FAX:  361-729-9216

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Southwood Apartments, Ltd.

We have audited the accompanying balance sheet of Southwood Apartments, Ltd. (a Texas Limited Partnership) Project No: 49-037-752236420-01-6 as of December 31, 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Southwood Apartments, Ltd. as of December 31, 2002 were audited by other auditors whose report dated May 30, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood Apartments, Ltd. as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2004 on our consideration of Southwood Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brenda P. McElwee, P.C.
Certified Public Accountants

March 31, 2004

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

May 30, 2003

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial          Disclosures

         None.

Item 9a. Controls and Procedures

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2004.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2004, 2003 and 2002.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2004, 2003 and 2002 were $479,165, $491,021, and $493,205 respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2004, 2003 and 2002 were $117,118, $68,891, and $45,714 respectively.

Item 14. Principal Accounting Fees & Services

   The aggregate fees billed by the Partnership's principal accounting firm, Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the years ended March 31, 2004 and 2003 were $16,650 and $16,250, respectively.

   Tax - During fiscal 2004 and 2003, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $5,000.

   Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2004, 100% of the audit related and other fees and 100% of the tax fees were pre-approved by the Audit Committee.

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
AS OF DECEMBER 31, 2003
Apartment Properties
Partnership -----------	Location --------	# of Units -----	Mortgage Loan Balance -------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts.

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

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

32

24

44

40

1,446,953

923,232

1,449,076

1,375,220

663,401

724,200

1,453,301

1,071,747

1,069,968

1,089,196

1,143,636

1,113,766

585,516

1,170,977

1,451,699

956,093

1,392,697

1,443,842

1,360,396

2,515,027

1,257,222

746,256

4,037,686

1,144,949

1,372,770

1,298,554

1,135,730

1,461,953

1,411,099

723,263

726,751

403,042

1,454,582

435,247

936,980

777,750

779,991

1,041,790

811,302

461,817

1,000,883

691,145

2,404,350

1,448,184

1,311,233

1,098,704

648,449

1,141,154

485,305

869,470

1,068,606

1,404,041

1,154,282

1,470,688

1,189,073

791,709

574,523

887,941

1,341,376

1,898,857

1,312,954

1,321,020

1,053,235

1,059,628

1,073,798

1,025,899

863,475

597,679

836,265

1,063,304

457,519

764,648

1,465,271

1,229,615

1,135,511

662,952

1,372,351

940,895

------------
$ 87,934,669
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts.

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

310,264

243,665

128,000

88,500

25,000

30,000

331,988

105,508

120,440

123,135

142,632

144,680

55,379

60,000

60,000

54,700

70,000

110,000

153,730

240,134

96,242

30,000

408,338

89,250

114,500

144,000

79,224

175,735

50,218

49,161

44,697

30,000

196,207

23,500

18,000

96,800

15,000

35,000

22,550

28,091

44,712

18,000

207,700

50,500

40,112

57,200

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

102,342

25,000

103,909

138,000

70,700

75,524

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

46,189

1,533,433

928,824

1,672,703

1,610,884

780,355

849,511

1,788,595

1,154,434

1,198,338

1,205,530

1,252,927

1,156,847

652,234

1,378,177

1,754,918

1,135,966

1,521,755

1,678,673

1,518,228

2,661,910

1,301,860

793,750

5,164,734

1,329,102

1,602,613

1,476,180

1,318,259

1,752,762

972,662

865,007

838,328

465,835

1,616,554

505,789

1,132,502

862,439

940,191

1,265,760

1,006,889

544,545

1,191,986

839,600

2,754,382

1,752,851

1,424,008

1,210,248

804,816

1,402,798

575,656

589,739

1,292,395

1,692,510

1,370,214

1,813,230

1,434,138

954,070

683,016

1,049,173

1,650,087

2,280,419

1,455,858

1,588,636

1,218,102

1,340,045

1,250,957

1,050,346

1,041,038

752,263

894,081

1,317,395

564,655

945,516

1,887,868

1,513,446

1,342,952

771,529

1,650,373

1,153,440

18,736

22,382

293,487

125,008

5,034

483

30,757

59,456

102,948

67,837

83,163

93,935

35,642

40,498

(2,132)

2,280

29,798

0

94,568

144,602

151,534

90,771

683,771

63,957

60,213

62,558

23,300

34,752

823,648

23,389

36,413

14,592

186,006

84,869

17,350

70,307

4,592

0

(1,144)

926

2,187

5,603

234,880

28,614

80,883

135,395

(1,979)

12,135

(1,378)

398,089

1,772

(3,285)

2,327

3,554

78,902

(14,292)

0

41,191

0

0

29,993

97,839

42,530

41,261

28,570

186,192

6,225

9,852

236,529

2,488

0

0

0

0

72,812

0

123,166

36,513

	-----------	------------	------------
	$ 6,500,243	$101,693,839	$ 5,598,854
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

324,659

251,096

128,000

88,500

25,000

30,000

349,456

30,382

35,899

27,853

86,281

40,971

20,761

60,000

60,000

54,700

70,000

110,000

153,730

251,734

106,742

34,534

600,414

93,089

142,601

147,400

79,224

181,070

87,187

49,161

44,697

30,000

196,207

29,041

18,000

98,308

15,000

35,000

22,550

28,091

44,712

18,000

267,432

50,500

40,112

108,531

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

105,846

25,000

82,501

138,000

70,700

76,669

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

34,840

1,537,774

943,775

1,966,190

1,735,892

785,389

849,994

1,801,884

1,289,016

1,385,827

1,368,649

1,392,441

1,354,491

722,494

1,418,675

1,752,786

1,138,246

1,551,553

1,678,673

1,612,796

2,794,912

1,442,894

879,987

5,656,429

1,389,220

1,634,725

1,535,338

1,341,559

1,782,179

1,759,341

888,396

874,741

480,427

1,802,560

585,117

1,149,852

931,238

944,783

1,265,760

1,005,745

545,471

1,194,173

845,203

2,929,530

1,781,465

1,504,891

1,294,312

802,837

1,414,933

574,278

987,828

1,294,167

1,689,225

1,372,541

1,816,784

1,513,040

939,778

683,016

1,090,364

1,650,087

2,280,419

1,482,347

1,686,475

1,282,040

1,381,306

1,279,527

1,235,393

1,047,263

762,115

1,130,610

1,319,883

564,655

945,516

1,887,868

1,513,446

1,415,764

771,529

1,773,539

1,201,302

1,862,433

1,194,871

2,094,190

1,824,392

810,389

879,994

2,151,340

1,319,398

1,421,726

1,396,502

1,478,722

1,395,462

743,255

1,478,675

1,812,786

1,192,946

1,621,553

1,788,673

1,766,526

3,046,646

1,549,636

914,521

6,256,843

1,482,309

1,777,326

1,682,738

1,420,783

1,963,249

1,846,528

937,557

919,438

510,427

1,998,767

614,158

1,167,852

1,029,546

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,196,962

1,831,965

1,545,003

1,402,843

814,227

1,497,433

607,608

1,007,828

1,344,167

1,762,725

1,420,816

1,874,064

1,560,298

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,711,475

1,364,541

1,519,306

1,350,227

1,312,062

1,084,390

780,115

1,160,610

1,373,883

583,005

969,816

1,957,868

1,558,446

1,480,991

821,329

1,848,539

1,236,142

	-----------	------------	------------
	$ 6,476,268	$107,316,668	$113,792,936
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life ----------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

1,125,341

647,226

747,526

656,754

441,112

481,547

658,507

799,992

846,189

838,624

854,588

852,131

440,279

655,310

888,095

587,028

965,388

900,403

601,173

1,569,605

873,213

521,101

2,501,762

509,889

800,094

760,339

800,385

592,687

866,819

408,004

398,705

217,285

620,248

325,189

404,749

436,385

472,997

605,212

483,747

217,262

481,731

316,073

1,487,927

849,846

756,630

613,515

376,595

447,731

270,087

248,953

614,116

817,924

437,835

570,922

797,963

476,201

381,477

629,188

956,112

1,313,664

821,263

582,967

762,198

473,464

548,488

440,148

307,373

225,165

309,856

574,014

320,871

524,204

905,706

841,362

717,655

376,904

941,197

665,945

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
$51,556,360
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003 Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of retired assets
  Other

	0 (1,474,466) 0 0 ----------- (276,105) (19,787) -----------	$ 115,563,294 (1,474,466) (295,892) ------------
Balance at end of period - December 31, 2003		$113,792,936 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Adjustment to Prior Year's Depreciation Accumulated Depreciation of retired assets Current year expense	$ 49,390,571 0 (1,269,738) 3,435,527 ------------
Balance at end of period - December 31, 2003	$ 51,556,360 ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

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

32

24

44

40

1,446,953

923,232

1,449,076

1,375,220

663,401

724,200

1,453,301

1,071,747

1,069,968

1,089,196

1,143,636

1,113,766

585,516

1,170,977

1,451,699

956,093

1,392,697

1,443,842

1,360,396

2,515,027

1,257,222

746,256

4,037,686

1,144,949

1,372,770

1,298,554

1,135,730

1,461,953

1,411,099

723,263

726,751

403,042

1,454,582

435,247

936,980

777,750

779,991

1,041,790

811,302

461,817

1,000,883

691,145

2,404,350

1,448,184

1,311,233

1,098,704

648,449

1,141,154

485,305

869,470

1,068,606

1,404,041

1,154,282

1,470,688

1,189,073

791,709

574,523

887,941

1,341,376

1,898,857

1,312,954

1,321,020

1,053,235

1,059,628

1,073,798

1,025,899

863,475

597,679

836,265

1,063,304

457,519

764,648

1,465,271

1,229,615

1,135,511

662,952

1,372,351

940,895

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

------------$ 87,934,669 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 13, 2004               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 13, 2004               By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: July 13, 2004               By:/s/ Carol Georges
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

Date: July 13, 2004               By:/s/ Ronald M. Diner
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

Date: July 13, 2004               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting