Form 10-Q
period 2004-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2004-11-12
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended           September 30, 2004

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
    Title of Each Class                              September 30, 2004
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2004 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
September 30, 2004 ----------- (Unaudited)	March 31, 2004 ----------- (Audited)

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at September 30 and March 31, 2004)
 General Partners

  Total Partners' Equity (Deficit)

  Total Liabilities and Partners' Equity

$ 1,194,648
8,744
0
270
14,454
------------
1,218,116

1,174,494
19,717
712,034
------------
$ 3,124,361
============

$   581,909
1,690
8,738
5,800
------------
598,137
------------

2,988,385
1,225,073
------------
4,213,458
------------

(68,781)
------------

(1,408,830)
(209,623)
------------
(1,618,453)
------------
$ 3,124,361
============

$ 1,092,672
8,409
139,045
93
6,316
------------
1,246,535

1,355,760
16,524
741,289
------------
$ 3,360,108
============

$   493,330
3,757
12,001
5,800
------------
514,888
------------

2,839,013
1,225,073
------------
4,064,086
------------

(68,518)
------------

(945,406)
(204,942)
------------
(1,150,348)
------------
$ 3,360,108
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

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships
Equity in Income (Losses) of Project Partnerships
Minority Interest in Income (Loss) of Combined Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   31,113
2,333
2,229
-----------
35,675
-----------

119,791

29,904
32,094
26,741
7,159
14,627
3,411
-----------
233,727
-----------

(198,052)
(180,458)

159
-----------
$  (378,351)
============

$  (374,568)
(3,783)
-----------
$  (378,351)
============
$    (14.65)
============
25,566
============

$   34,084
12,729
9,004
-----------
55,817
-----------

123,301

20,438
18,687
23,657
7,157
14,202
3,411
-----------
210,853
-----------

(155,036)
103,902

93
-----------
$   (51,041)
============

$   (50,531)
(510)
-----------
$   (51,041)
============
$     (1.98)
============
25,566
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
2004 ----	2003 ----

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

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships
Equity in Income (Losses) of Project Partnerships
Minority Interest in Losses of Combined Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   66,852
6,032
56,360
----------
129,244
----------

239,582

55,623
52,851
52,258
14,317
29,255
6,822
----------
450,708
----------

(321,464)
(146,904)

263
----------
$ (468,105)
===========

$ (463,424)
(4,681)
----------
$ (468,105)
===========
$   (18.13)
===========
25,566
===========

$   66,623
27,388
51,626
----------
145,637
----------

246,056

66,592
26,136
41,662
14,315
28,403
6,821
----------
429,985
----------

(284,348)
71,797

150
----------
$ (212,401)
===========

$ (210,277)
(2,124)
----------
$ (212,401)
===========
$    (8.22)
===========
25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ (194,381) (210,277) ------------ $ (404,658) ============ $ (945,406) (463,424) ------------ $(1,408,830) ============	$ (228,215) (2,124) ------------ $ (230,339) ============ $ (204,942) (4,681) ------------ $ (209,623) ============	$ (422,596) (212,401) ------------ $ (634,997) ============ $(1,150,348) (468,105) ------------ $(1,618,453) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
2004 ----	2003 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Used in Operating Activities:
    Amortization
    Depreciation
    Accreted Interest Income on Investments
    in Securities
    Equity in Income (Losses) of Project     Partnerships
    Minority Interest in Income (Losses) of     Combined Project Partnerships
    Interest Income from Redemption of Securities
    Distributions in Other Income
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

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$ (468,105)

6,822
29,255

(2,955)

146,904

(263)
82,860
(53,488)

(335)
(177)
(2,067)
(3,193)
(8,138)

(3,263)
237,950
-----------
(38,193)
-----------

59,140
81,029
-----------
140,169
-----------
101,976

1,092,672
-----------
$1,194,648
===========

$ (212,401)

6,821
28,403

(23,813)

(71,797)

(150)
73,523
(48,986)

42,577
0
298
0
0

3,195
(398,656)
-----------
(600,986)
-----------

61,477
71,402
-----------
132,879
-----------
(468,107)

1,343,666
-----------
$  875,559
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2004. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $1,174,494 at September 30, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

   The Investment in Securities consisting of U. S. Treasury Strips matured on August 15, 2004 and were redeemed for their mature value of $142,000. The mature value included accrued interest of $82,860.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                     2004         2003
                                                  ---------     --------
   Asset Management Fee                            $239,582     $246,056
   General and Administrative Expenses               55,623       66,592

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at September 30, 2004:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances	$ 47,000 1,439,355 51,141 --------- $1,537,496 =========	$ 0 774,321 51,141 --------- $ 825,462 =========	$ 47,000 665,034 0 --------- $ 712,034 =========

  A summary of the rental property is as follows at March 31, 2004:

	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances	$ 47,000 1,439,355 51,141 --------- $1,537,496 =========	$ 0 745,066 51,141 --------- $ 796,207 =========	$ 47,000 694,289 0 --------- $ 741,289 =========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At June 30, 2004 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending             Amount
   -----------             ------
   12/31/04             $   4,738
   12/31/05                 4,846
   12/31/06                 4,955
   12/31/07                 5,067
   12/31/08                 5,182
   Thereafter             798,037
                        ---------
   Total                $ 822,825
                        =========

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At June 30, 2004 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

   Year Ending              Amount
   -----------              ------
   12/31/04              $   1,706
   12/31/05                  1,744
   12/31/06                  1,783
   12/31/07                  1,823
   12/31/08                  1,864
   Thereafter              393,328
                         ---------
   Total                 $ 402,248
                         =========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2004:
SEPTEMBER 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 17,706,016 (17,382,885) (778,224) ------------ (455,093) 2,207,576 (577,989) ------------ $ 1,174,494 ============	$ 17,706,016 (17,235,981) (750,684) ------------ (280,649) 2,207,576 (571,167) ------------ $ 1,355,760 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $17,391,853 for the period ended September 30, 2004 and cumulative suspended losses of $16,608,534 for the year ended March 31, 2004 are not included.

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 9,496,863
60,511,925
186,518
------------
$70,195,306
============

$ 2,696,222
87,934,669
------------
90,630,891
------------

(18,447,207)
(1,988,378)
------------
(20,435,585)
------------
$70,195,306
============

$ 6,395,310
------------
4,540,010
1,069,978
1,724,941
------------
7,334,929
------------
$  (939,619)
============

$    (9,396)
============
$  (930,223)
783,319
------------

$  (146,904)
============

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, interest income decreased from $12,729 and $27,388 for the three and six months ended September 30, 2003 to $2,333 and $6,032 for the three and six months ended September 30, 2004 due to a decrease of approximately $371,000 in Investment in Securities. Total expenses were comparable for the six and three months ended September 30, 2004 and 2003.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses increased for the six months ended September 30, 2004 when compared to the six months ended September 30, 2003. This is primarily due to a decrease in rental revenue and an increase in maintenance expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $468,105 for the six months ended September 30, 2004. However, after adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $38,193. The net cash provided by investing activities was $140,169 consisting primarily of $59,140 in cash distributions received from Project Partnerships and $81,029 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2004, Gateway had $1,194,648 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Investors' return wherever possible and, ultimately to wind down those funds that no longer provide tax benefits to investors. As of September 30, 2005, two project partnerships, Clayfed Apartments and Westside Apartments have been sold.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                GATEWAY TAX CREDIT FUND, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 12, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 12, 2004           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: November 12, 2004           By:/s/ Carol Georges
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

Date: November 12, 2004           By:/s/ Ronald M. Diner
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

Date: November 12, 2004           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting