Form 10-Q
period 2004-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2005-02-11
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended                                  December 31, 2004

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
                                                                                        YES      X          NO_____

                                                                                                                                                   Number of Units
    Title of Each Class                                                                                                            December 31, 2004
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

PART I - Financial Information
Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
December 31, 2004 ------------------------ (Unaudited)	March 31, 2004 ------------------- (Audited)

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
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Deficit:
 Limited Partners (25,566 units outstanding at
 December 31 and March 31, 2004)
 General Partners

  Total Partners' Deficit

   Total Liabilities and Partners' Deficit

$   707,212
51,261
0
177
6,678
-----------
765,328

1,393,536
21,771
697,407
------------
$ 2,878,042
=========

$   263,525
628
15,852
5,700
------------
285,705
------------

2,992,626
1,225,073
------------
4,217,699
------------
(68,901)
------------

(1,347,458)
(209,003)
------------
(1,556,461)
------------
$ 2,878,042
=========

$   1,092,672
8,409
139,045
93
6,316
-----------
1,246,535

1,355,760
16,524
741,289
-----------
$ 3,360,108
=========

$  493,330
3,757
12,001
5,800
-----------
514,888
-----------

2,839,013
1,225,073
-----------
4,064,086
-----------
(68,518)
-----------

(945,406)
(204,942)
-----------
(1,150,348)
-----------
$ 3,360,108
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
2004 ------	2003 ------

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
 Gain on Sale of Partnership Assets
 Loss on Disposition of Partnership Interests

  Total Equity in Income (Losses) of Project Partnerships

Minority Interest in Losses of Combined Project Partnerships

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   32,120
2,910
12,087
-----------
47,117
-----------

119,791

30,110
9,578
23,021
7,160
14,628
3,411
-----------
207,699
-----------
(160,582)
-----------

222,454
0
0
0
-----------
222,454
-----------
120
-----------
$   61,992
=======

61,372
620
-----------
$   61,992
=======
$       2.40
=======
25,566
=======

$   31,388
12,257
9,598
-----------
53,243
-----------

123,301

25,584
10,431
24,561
7,159
14,201
3,411
-----------
208,648
-----------
(155,405)
-----------

8,067
(916,962)
1,792,746
(108,973)
-----------
774,878
-----------
135
-----------
$  619,608
=======

613,412
6,196
-----------
$  619,608
=======
$     23.99
=======
25,566
=======

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
2004 -------	2003 -------

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
 Gain on Sale of Partnership Assets
 Loss on Disposition of Partnership Interests

  Total Equity in Income (Losses) of Project Partnerships

Minority Interest in Losses of Combined Project Partnerships

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   98,972
8,942
68,447
-----------
176,361
-----------

359,373

85,733
62,429
75,279
21,477
43,883
10,233
-----------
658,407
-----------
(482,046)
-----------

75,550
0
0
0
-----------
75,550
-----------
383
-----------
$ (406,113)
========

$ (402,052)
(4,061)
-----------
$ (406,113)
========
$    (15.73)
========
25,566
========

$   98,011
39,645
61,224
-----------
198,880
-----------

369,357

92,176
36,567
66,223
21,474
42,604
10,232
-----------
638,633
-----------
(439,753)
-----------

79,864
(916,962)
1,792,746
(108,973)
-----------
846,675
-----------
285
-----------
$  407,207
========

$  403,135
4,072
-----------
$  407,207
========
$     15.77
========
25,566
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
	Limited Partners ----------------------	General Partners ----------------------	Total --------
Balance at March 31, 2003 Net Income Distributions Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ (194,381) 403,135 (672,175) --------------- $ (463,421) ========= $ (945,406) (402,052) --------------- $ (1,347,458) =========	$ (228,215) 4,072 0 --------------- $ (224,143) ========= $ (204,942) (4,061) -------------- $ (209,003) =========	$ (422,596) 407,207 (672,175) -------------- $ (687,564) ========= $(1,150,348) (406,113) -------------- $(1,556,461) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
2004 ------	2003 ------

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
   Decrease (Increase) in Prepaid Insurance
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

Cash and Cash Equivalents at End of Period

$ (406,113)

10,233
43,883
(2,955)
(75,550)
0
0
(383)
82,860
(65,072)

(42,852)
(84)
(3,129)
(5,247)
(462)
3,851
(76,192)
-----------
(537,212)
-----------

59,140
92,612
-----------
151,752
-----------

0
-----------
0
-----------
(385,460)
1,092,672
-----------
$  707,212
=========

$  407,207

10,232
42,604
(34,702)
837,098
(1,792,746)
108,973
(285)
73,522
(57,673)

34,466
172
(987)
(14,805)
(20,902)
6,493
(324,968)
-----------
(726,301)
-----------

61,478
751,274
-----------
812,752
-----------

(672,175)
-----------
(672,175)
-----------
(585,724)
1,343,666
-----------
$  757,942
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

   The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2004. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

Reclassifications

   For comparability, the 2002 and 2003 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2004.

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

Recent Accounting Pronouncement

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period ending after December 15, 2004. Gateway has evaluated the effect of the adoption of FIN46 and has determined that consolidation is not required.

NOTE 3 - INVESTMENT IN SECURITIES:

   The Investments in Securities consisting of U.S. Treasury Strips matured on August 15, 2004 and were redeemed for their mature value of $142,000. The mature value included accrued interest of $82,860.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                                                         2004                2003
                                                                                       --------             --------
    Asset Management Fee                                     $359,373           $369,357
    General and Administrative Expenses                 85,733               92,176

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at December 31, 2004:
	Cost --------------	Accumulated Depreciation ----------------	Book Value ------------
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 51,141 -------------- $1,537,496 ========	$ 0 788,948 51,141 ------------ $840,089 =======	$ 47,000 650,407 0 ------------ $697,407 =======

   A summary of the rental property is as follows at March 31, 2004:

	Cost -------------	Accumulated Depreciation ----------------	Book Value ------------
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 51,141 ------------- $1,537,496 ========	$ 0 745,066 51,141 ------------ $796,207 =======	$ 47,000 694,289 0 ------------ $741,289 =======

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At September 30, 2004 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:

                                           Year Ending                    Amount
                                               -----------                       ----------
                                               12/31/04                    $  4,738
                                               12/31/05                        4,846
                                               12/31/06                        4,955
                                               12/31/07                        5,067
                                               12/31/08                        5,182
                                               Thereafter                 798,037
                                                                                  ---------
                                               Total                        $822,825
                                                                               =======

   The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At September 30, 2004 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

   Expected maturities of the mortgage note payable are as follows:

                                             Year Ending                      Amount
                                                 ----------                           ----------
                                                  12/31/04                        $  1,706
                                                  12/31/05                            1,744
                                                  12/31/06                            1,783
                                                  12/31/07                            1,823
                                                  12/31/08                            1,864
                                                  Thereafter                     393,328
                                                                                        -----------
                                                  Total                            $402,248
                                                                                       =======

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2004:
DECEMBER 31, 2004 ----------------------------	MARCH 31, 2004 -----------------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

$ 17,706,016 (17,160,432) (778,224) ------------ (232,640) 2,207,576 (581,400) ------------ $ 1,393,536 ==========	$ 17,706,016 (17,235,981) (750,684) ------------ (280,649) 2,207,576 (571,167) ------------ $ 1,355,760 ==========

In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $17,746,018 for the period ended December 31, 2004 and cumulative suspended losses of $16,608,534 for the year ended March 31, 2004 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
2004 ------	2003 ------

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 9,901,940
59,649,598
187,393
---------------
$69,738,931
=========

2,372,890
87,934,669
--------------
90,307,559
--------------

(18,579,182)
(1,989,446)
---------------
(20,568,628)
---------------
$69,738,931
=========

$  9,654,568
--------------
6,534,900
1,604,967
2,587,362
--------------
10,727,229
--------------
$ (1,072,661)
=========
$      (10,727)
=========
(1,061,934)
1,137,484
--------------
$       75,550
=========

$ 9,808,999
62,285,591
159,117
---------------
$72,253,707
=========

1,710,105
88,065,200
--------------
89,775,305
--------------

(15,841,461)
(1,680,137)
--------------
(17,521,598)
--------------
$72,253,707
=========

$ 9,492,098
--------------
6,135,768
1,632,496
2,574,933
--------------
10,343,197
--------------
$   (851,099)
=========
$       (8,511)
=========
(842,588)
1,017,088
--------------
$    174,500
=========

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, revenues and expenses were comparable for the nine and three months ended December 31, 2004 and 2003, except as described below.

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

   Interest income decreased from $12,257 and $39,645 for the three and nine months ended December 31, 2003 to $2,910 and $8,942 for the three and nine months ended December 31, 2004 due to a decrease of approximately $371,000 in Investment in Securities. Total expenses were comparable for the nine and three months ended December 31, 2004 and 2003.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses increased for the nine months ended December 31, 2004 when compared to the nine months ended December 31, 2003. This is primarily due to increases in maintenance, utilities and other expenses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $406,113 for the nine months ended December 31, 2004. After adjusting for amortization, accreted interest income, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $537,212. The net cash provided by investing activities was $151,752 consisting primarily of $59,140 in cash distributions received from Project Partnerships and $92,612 from matured Zero Coupons.

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

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2004, Gateway had $707,212 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Investors' return wherever possible and, ultimately to wind down those funds that no longer provide tax benefits to investors. As of December 31, 2004, two project partnerships, Clayfed Apartments and Westside Apartments have been sold.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: February 11, 2005         By:/s/ Ronald M. Diner
                                                  Ronald M. Diner
                                                  President

Date: February 11, 2005          By:/s/ Sandra C. Humphreys
                                                   Sandra C. Humphreys
                                                   Secretary and Treasurer

Date: February 11, 2005          By:/s/ Carol Georges
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

Date: February 11, 2005           By:/s/ Ronald M. Diner
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

Date: February 11, 2005           By:/s/ Carol Georges
                                                    Carol Georges
                                                    Vice President and Director of Accounting