Form 10-Q
period 2005-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2005-08-12
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            June 30, 2005

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
       Title of Each Class                              June 30, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 12, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
     Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
June 30, 2005 ----------- (Unaudited)	March 31, 2005 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable
 Prepaid Insurance
 Tenant Security Deposits

  Total Current Assets

 Investments in Project Partnerships, Net
 Replacement Reserves
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding at  June 30 and March 31, 2005)
 General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   713,888
454,258
11,106
367
7,388
-----------
1,187,007
-----------

878,181
22,713
669,877
-----------
$ 2,757,778
===========

$   343,721
454,258
1,251
3,611
5,700
6,893
-----------
815,434
-----------

3,151,442
1,211,602
-----------
4,363,044
-----------

(69,201)
-----------

(2,134,545)
(216,954)
-----------
(2,351,499)
-----------

$ 2,757,778
===========

$   720,946
0
9,117
177
5,883
-----------
736,123
-----------

938,137
22,667
684,790
-----------
$ 2,381,717
===========

$   348,301
0
2,219
12,672
5,400
6,893
-----------
375,485
-----------

3,032,297
1,211,602
-----------
4,243,899
-----------

(69,119)
-----------

(1,953,424)
(215,124)
-----------
(2,168,548)
-----------

$ 2,381,717
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
2005 ----	2004 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   32,502
30,771
----------
63,273
----------

119,145

36,723
20,414
19,741
6,757
14,913
3,159
----------
220,852

(157,579)

(29,887)

82
4,433
----------
$ (182,951)
===========

$ (181,121)
(1,830)
-----------
$ (182,951)
===========

$    (7.08)
===========

25,566
===========

$   35,739
54,131
----------
89,870
----------

119,791

25,719
20,757
25,517
7,158
14,628
3,411
----------
216,981

(127,111)

33,554

104
3,699
----------
$  (89,754)
===========

$  (88,856)
(898)
-----------
$  (89,754)
===========

$    (3.48)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
	Limited Partners Equity (Deficit) ------------	General Partners Equity (Deficit) ------------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ (945,406) (88,856) ------------- $ (1,034,262) ============= $ (1,953,424) (181,121) ------------- $ (2,134,545) =============	$ (204,942) (898) ------------ $ (205,840) ============ $ (215,124) (1,830) ------------ $ (216,954) ============	$ (1,150,348) (89,754) ------------- $ (1,240,102) ============= $ (2,168,548) (182,951) ------------- $ (2,351,499) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses (Income) of Project Partnerships
   Minority Interest in Losses of Combined
   Project Partnerships
   Distribution Income
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

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period

$  (182,951)

3,159
14,913

0
29,887

(82)
(22,690)

(1,989)
(190)
(968)
(46)
(1,205)
(9,061)
114,565
----------
(56,658)
----------

49,600
----------
49,600
----------
(7,058)
720,946
----------
$  713,888
==========

$   (89,754)

3,411
14,628

(2,634)
(33,554)

(104)
(52,766)

358
(177)
(2,883)
(1,744)
(2,411)
(4,352)
130,535
----------
(41,447)
----------

72,016
----------
72,016
----------
30,569
1,092,672
----------
$1,123,241
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2005

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

    The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the three months ended June 30, 2005. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

    As of June 30, 2005, Gateway determined that it held variable interests in 80 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $878,181 at June 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

    Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The net amortization is shown as amortization expense on the Statements of Operations.

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

Reclassifications

    For comparability, certain 2004 figures have been reclassified, where appropriate to conform with the financial statement presentation used in 2005.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2005. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

    As of June 30, 2005 the Balance Sheet included no Investments in Securities. The remaining U.S. Treasury Security Strips were redeemed for their face value of $142,000 in August 2004.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:
                                                   2005              2004
                                                 --------          --------
Asset Management Fee                             $119,145          $119,791
General and Administrative Expenses                36,723            25,719

NOTE 5 - RENTAL PROPERTY:

    A summary of the rental property is as follows at March 31, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 816,478 54,290 ---------- $ 870,768 ==========	$ 47,000 622,877 0 ---------- $ 669,877 ==========

    A summary of the rental property is as follows at December 31, 2004:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 804,489 51,366 ---------- $ 855,855 ==========	$ 47,000 634,866 2,924 ---------- $ 684,790 ==========

NOTE 6 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At March 31, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------            ------
     12/31/05                5,033
     12/31/06                5,146
     12/31/07                5,261
     12/31/08                5,379
     12/31/09                5,498
     Thereafter            791,688
                         ---------
     Total               $ 818,005
                         =========

    The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At March 31, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

    Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           -------
     12/31/05                1,860
     12/31/06                1,901
     12/31/07                1,943
     12/31/08                1,986
     12/31/09                2,030
     Thereafter            390,770
                          --------
     Total               $ 400,490
                          ========

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 80 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at June 30, 2005:
JUNE 30, 2005 -----------	MARCH 31, 2005 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,706,016 (17,637,077) (810,365) ------------ (741,426) 2,207,576 (587,969) ------------ $ 878,181 ============	$ 17,706,016 (17,607,190) (783,455) ------------ (684,629) 2,207,576 (584,810) ------------ $ 938,137 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $18,935,154 for the period ended June 30, 2005 and cumulative suspended losses of $18,592,904 for the year ended March 31, 2005 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(20,374,329) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(741,426), primarily because of suspended losses on the Partnership's books.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 9,519,014
58,309,463
665,054
------------
$68,493,531
============

$ 3,364,579
87,638,861
------------
91,003,440
------------

(20,374,329)
(2,135,580)
------------
(22,509,909)
------------
$68,493,531
============

$ 3,231,501
------------
2,225,599
518,343
863,454
------------
3,607,396
------------
$  (375,895)
============

$    (3,759)
============
$  (372,136)
342,250
------------

$   (29,886)
============

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, revenues and expenses were comparable for the three months ended June 30, 2005 and 2004, except as described below.

   Distribution income decreased from $54,131 for the three months ended June 30, 2004 to $30,771 for the three months ended June 30, 2005 due to a decrease in cash distributions received from the Project Partnerships. Rental revenue, total expenses, and interest income were comparable for the three months ended June 30, 2005 and 2004.

   Gateway's share of Equity in Losses of Project Partnerships prior to suspended losses increased for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004. This is primarily due to increases in real estate tax, property insurance, utilities, and other expenses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership had a net loss of $182,951 for the three months ended June 30, 2005. After adjusting for amortization, changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $56,658. The net cash provided by investing activities was $49,600 in cash distributions received from Project Partnerships.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates, sold their properties. The proceeds from these sales totaled $104,258 and $350,000 for Keysville and Rivermeade, respectively, and have been received by Gateway as of the quarter ended June 30, 2005. The proceeds are currently being held in an escrow account for the benefit of the Limited Partners. The financial information of the Project Partnerships presented in these financial statements is on a three-month lag; thus, any gain or loss associated with the sale of these Project Partnerships' assets will be reflected in the financial statements for the period ended September 30, 2005.

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

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2005, Gateway had $713,888 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $57,137 for the three months ending June 30, 2005.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. As of June 30, 2005, four project partnerships, Clayfed Apartments, Westside Apartments, Keysville Apartments and Rivermeade Apartments have been sold.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 12, 2005             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 12, 2005             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 12, 2005             By:/s/ Sandra C. Humphreys
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

Date: August 12, 2005             By:/s/ Ronald M. Diner
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

Date: August 12, 2005             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer