Form 10-K/A
period 2004-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2005-09-08
CIK 824605

AMENDED FORM 10-K
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
File No. 33-18142

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2004 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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

   (A) The Tax information is as of December 31, the year-end of the Partnership for tax purposes.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2004. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $874,622 and $1,500,198 of net investments are included in these financial statements as of March 31, 2004 and 2003, respectively and for which net losses of $83,787, $256,716 and $202,918 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2004. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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
September 8, 2005

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
2003 -------	2002 -------	2001 -------

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of retired assets
  Other

	0 (1,474,466) 0 0 --------- (276,105) (19,787) ---------	$ 115,563,294 (1,474,466) (295,892) ------------
Balance at end of period - December 31, 2003		$113,792,936 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Adjustment to Prior Year's Depreciation Accumulated Depreciation of retired assets Current year expense	$ 49,390,571 0 (1,269,738) 3,435,527 -----------
Balance at end of period - December 31, 2003	$ 51,556,360 ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

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

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 9, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: September 9, 2005           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: September 9, 2005           By:/s/ Carol Georges
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

Date: September 9, 2005           By:/s/ Ronald M. Diner
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

Date: September 9, 2005           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting