Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2005-09-08
CIK 824605

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
File No. 33-18142

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2005 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- ----------- ----- -------- -------- ------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

Medway, OH

Union, OH

Bernalillo, NM

Truth/Consequences, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Yorktown, VA

Ashland, VA

Keysville, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Albany, KY

Burkesville, KY

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Springfield, TN

Springfield, TN

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Athens, TX

Waggaman, LA

Middlefield, OH

Floresvile, TX

Mathis, TX

Sabinal, TX

Kingsland, TX

Crestline, OH

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

Jacksonville, TX

48

30

54

42

24

24

40

32

32

32

32

32

16

40

50

36

45

48

41

80

40

24

201

40

46

46

25

40

40

24

24

12

44

16

25

24

24

41

32

16

36

24

72

48

48

42

25

32

18

24

43

48

40

40

40

24

32

48

50

66

40

48

44

43

36

40

36

24

34

36

19

24

46

42

32

24

44

40

6/88

6/88

8/88

9/88

11/88

11/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

3/89

3/89

3/89

3/89

4/89

5/89

6/89

6/89

6/89

6/89

6/89

7/89

7/89

7/89

7/89

8/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

10/89

11/89

11/89

11/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

2/90

2/90

2/90

3/90

3/90

3/90

3/90

3/90

3/90

4/90

4/90

4/90

4/90

4/90

4/90

7/90

7/90

$ 1,861,785

1,194,871

2,098,918

1,844,455

810,389

879,994

2,151,340

1,320,579

1,426,341

1,414,121

1,482,301

1,401,430

744,916

1,478,675

1,812,786

1,192,946

1,621,553

1,788,673

1,773,691

3,046,646

1,549,636

914,521

6,318,535

1,482,309

1,791,399

1,687,664

1,420,783

1,963,249

1,849,666

935,747

913,773

505,653

2,000,895

633,120

1,167,852

1,028,744

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,228,803

1,839,403

1,557,550

1,407,095

814,227

1,497,433

607,608

1,009,828

1,341,729

1,762,725

1,420,816

1,874,064

1,571,243

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,711,475

1,379,208

1,580,305

1,350,227

1,312,062

1,084,390

780,115

1,161,498

1,373,883

583,005

969,816

1,957,868

1,558,446

1,486,389

821,329

1,856,314

1,245,506

98%

93%

96%

83%

83%

88%

100%

100%

100%

97%

100%

94%

94%

100%

94%

97%

100%

88%

98%

100%

95%

96%

98%

98%

100%

100%

76%

100%

100%

50%

58%

75%

91%

100%

96%

96%

96%

95%

97%

94%

94%

92%

94%

100%

94%

100%

100%

100%

100%

83%

98%

98%

95%

100%

95%

92%

72%

92%

86%

83%

83%

92%

100%

100%

100%

98%

97%

88%

100%

86%

100%

83%

96%

86%

100%

100%

100%

88%

-----3,014 =====	---------- $ 114,116,411 ===========

The average effective rental per unit is $4,027 per year ($336 per month).

The average effective occupancy rate at December 31, 2004 was 94.2%

A summary of the cost of the properties, excluding Sparta and Divernon, as of December 31, 2004, 2003 and 2002 is as follows:

	12/31/04 --------	12/31/03 --------	12/31/02 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 5,061,085 1,569,073 102,827,091 4,659,162 ------------- 114,116,411 54,943,648 ------------- $ 59,172,763 =============	$ 4,908,530 1,567,738 102,260,340 5,056,328 ------------- 113,792,936 51,556,360 ------------- $ 62,236,576 =============	$ 5,128,526 1,623,847 104,364,570 4,446,351 ------------- 115,563,294 49,390,571 ------------- $ 66,172,723 =============

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying combined balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2005 and 2004 and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2005. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $463,329 and $874,622 of net investment included in these financial statements as of March 31, 2005 and 2004, respectively and for which net losses of $188,168, $83,787 and $256,716 are included in the accompanying financial statements for each of the three years in the period ended March 31, 2005. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

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

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2005:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

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
2004 -------	2003 -------	2002 -------

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Sylacauga Garden Apartments III, Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Garden Apartments III, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Garden Apartments III, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 20, 2005

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Laurel Woods Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Laurel Woods Associates (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Laurel Woods Associates as of December 31, 2004 and 2003, and the results of its operations, partners equity and its cash flows for the years (period) then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 17, 2005
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
The Meadows Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of The Meadows Associates (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Meadows as of December 31, 2004 and 2003, and the results of its operations, partners equity and its cash flows for the years (period) then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 17, 2005
Carmel, Indiana

Dauby O'Connor & Zaleski LLC
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
Rivermeade Associates
(A Virginia Limited Partnership)

We have audited the accompanying balance sheets of Rivermeade Associates (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership' internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivermeade Associates as of December 31, 2004 and 2003, and the results of its operations, partners' equity and its cash flows for the years (period) then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants

February 17, 2005
Carmel, Indiana

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Riverside Apartments, Ltd.
Demopolis, Alabama

We have audited the accompanying balance sheets of Riverside Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts.

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

$ 310,264

243,665

128,000

88,500

25,000

30,000

331,988

105,508

120,440

123,135

142,632

144,680

55,379

60,000

60,000

54,700

70,000

110,000

153,730

240,134

96,242

30,000

408,338

89,250

114,500

144,000

79,224

175,735

50,218

49,161

44,697

30,000

196,207

23,500

18,000

96,800

15,000

35,000

22,550

28,091

44,712

18,000

207,700

50,500

40,112

57,200

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

102,342

25,000

103,909

138,000

70,700

75,524

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

46,189

$ 1,533,433

928,824

1,672,703

1,610,884

780,355

849,511

1,788,595

1,154,434

1,198,338

1,205,530

1,252,927

1,156,847

652,234

1,378,177

1,754,918

1,135,966

1,521,755

1,678,673

1,518,228

2,661,910

1,301,860

793,750

5,164,734

1,329,102

1,602,613

1,476,180

1,318,259

1,752,762

972,662

865,007

838,328

465,835

1,616,554

505,789

1,132,502

862,439

940,191

1,265,760

1,006,889

544,545

1,191,986

839,600

2,754,382

1,752,851

1,424,008

1,210,248

804,816

1,402,798

575,656

589,739

1,292,395

1,692,510

1,370,214

1,813,230

1,434,138

954,070

683,016

1,049,173

1,650,087

2,280,419

1,455,858

1,588,636

1,218,102

1,340,045

1,250,957

1,050,346

1,041,038

752,263

894,081

1,317,395

564,655

945,516

1,887,868

1,513,446

1,342,952

771,529

1,650,373

1,153,440

$ 18,088

22,382

298,215

145,071

5,034

483

30,757

60,637

107,563

85,456

86,742

99,903

37,303

40,498

(2,132)

2,280

29,798

0

101,733

144,602

151,534

90,771

745,463

63,957

74,286

67,484

23,300

34,752

826,786

21,579

30,748

9,818

188,134

103,831

17,350

69,505

4,592

0

(1,144)

926

2,187

5,603

266,721

36,052

93,430

139,647

(1,979)

12,135

(1,378)

400,089

(666)

(3,285)

2,327

3,554

89,847

(14,292)

0

41,191

0

0

29,993

97,839

57,197

102,260

28,570

186,192

6,225

9,852

237,417

2,488

0

0

0

0

78,210

0

130,941

45,877

	-----------	------------	------------
	$ 6,500,243	$101,693,839	$ 5,922,329
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Rivermeade

Laurel Woods

Keysville

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

$ 324,659

251,096

187,734

103,055

25,000

30,000

349,456

30,382

35,899

27,853

86,281

40,971

20,761

60,000

60,000

54,700

70,000

110,000

158,341

251,734

106,742

34,534

600,414

93,089

142,601

147,400

79,224

181,070

87,187

49,161

44,697

30,000

269,862

29,041

18,000

98,308

15,000

35,000

22,550

28,091

44,712

18,000

268,767

50,500

40,112

108,531

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

105,846

25,000

82,501

138,000

70,700

76,669

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

34,840

$ 1,537,126

943,775

1,911,184

1,741,400

785,389

849,994

1,801,884

1,290,197

1,390,442

1,386,268

1,396,020

1,360,459

724,155

1,418,675

1,752,786

1,138,246

1,551,553

1,678,673

1,615,350

2,794,912

1,442,894

879,987

5,718,121

1,389,220

1,648,798

1,540,264

1,341,559

1,782,179

1,762,479

886,586

869,076

475,653

1,731,033

604,079

1,149,852

930,436

944,783

1,265,760

1,005,745

545,471

1,194,173

845,203

2,960,036

1,788,903

1,517,438

1,298,564

802,837

1,414,933

574,278

989,828

1,291,729

1,689,225

1,372,541

1,816,784

1,523,985

939,778

683,016

1,090,364

1,650,087

2,280,419

1,482,347

1,686,475

1,296,707

1,442,305

1,279,527

1,235,393

1,047,263

762,115

1,131,498

1,319,883

564,655

945,516

1,887,868

1,513,446

1,421,162

771,529

1,781,314

1,210,666

$ 1,861,785

1,194,871

2,098,918

1,844,455

810,389

879,994

2,151,340

1,320,579

1,426,341

1,414,121

1,482,301

1,401,430

744,916

1,478,675

1,812,786

1,192,946

1,621,553

1,788,673

1,773,691

3,046,646

1,549,636

914,521

6,318,535

1,482,309

1,791,399

1,687,664

1,420,783

1,963,249

1,849,666

935,747

913,773

505,653

2,000,895

633,120

1,167,852

1,028,744

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,228,803

1,839,403

1,557,550

1,407,095

814,227

1,497,433

607,608

1,009,828

1,341,729

1,762,725

1,420,816

1,874,064

1,571,243

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,711,475

1,379,208

1,580,305

1,350,227

1,312,062

1,084,390

780,115

1,161,498

1,373,883

583,005

969,816

1,957,868

1,558,446

1,486,389

821,329

1,856,314

1,245,506

	-----------	------------	------------
	$ 6,630,158	$107,486,253	$114,116,411
	===========	============	============

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

------------ 87,638,861 ===========

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

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 9, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: September 9, 2005           By:/s/ Jonathan Oorlog
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

Date: September 9, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer