Form 10-Q
period 2005-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2005-11-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            September 30, 2005

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
       Title of Each Class                            September 30, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 12, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
September 30, 2005 ----------- (Unaudited)	March 31, 2005 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable
 Sale Proceeds Receivable
 Prepaid Insurance
 Tenant Security Deposits

  Total Current Assets

 Investments in Project Partnerships, Net
 Replacement Reserves
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' (Deficit):
 Limited Partners (25,566 units outstanding
 at September 30 and March 31, 2005)
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   664,544
454,258
17,131
150,000
278
10,401
-----------
1,296,612

865,464
22,761
654,964
-----------
$ 2,839,801
===========

$   361,599
604,258
5,543
3,528
6,600
6,893
-----------
988,421
-----------

3,266,432
1,211,602
-----------
4,478,034
-----------

(69,308)
-----------

(2,412,181)
(145,165)
-----------
(2,557,346)
-----------

$ 2,839,801
===========

$   720,946
0
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships and Other Income
Equity in Losses of Project Partnerships
Minority Interest in Losses of
Combined Project Partnerships
Gain on Sale of Partnership Assets
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$   35,112
13,980
----------
49,092
----------

114,990

43,284
45,642
25,220
6,758
14,913
3,158
----------
253,965
----------

(204,873)
(7,800)

107
602,499
8,478
----------
$  398,411
===========

$  326,622
71,789
-----------
$  398,411
===========

$    12.78
===========

25,566
===========

$   31,113
2,229
----------
33,342
----------

119,791

29,904
32,094
26,741
7,159
14,627
3,411
----------
233,727
----------

(200,385)
(180,458)

159
0
2,333
----------
$ (378,351)
===========

$ (374,568)
(3,783)
-----------
$ (378,351)
===========

$   (14.65)
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships and Other Income
Equity in Losses of Project Partnerships
Minority Interest in Losses of
Combined Project Partnerships
Gain on Sale of Partnership Assets
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$   67,614
44,751
----------
112,365
----------

234,135

80,007
66,056
44,961
13,515
29,826
6,317
----------
474,817
----------

(362,452)
(37,687)

189
602,499
12,911
----------
$  215,460
===========

$  145,501
69,959
-----------
$  215,460
===========

$     5.69
===========

25,566
===========

$   66,852
56,360
----------
123,212
----------

239,582

55,623
52,851
52,258
14,317
29,255
6,822
----------
450,708
----------

(327,496)
(146,904)

263
0
6,032
----------
$ (468,105)
===========

$ (463,424)
(4,681)
-----------
$ (468,105)
===========

$   (18.13)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
	Limited Partners Equity (Deficit) ------------	General Partners Equity (Deficit) ------------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Income Distributions Balance at September 30, 2005	$ (945,406) (463,424) ------------- $ (1,408,830) ============= $ (1,953,424) 145,501 (604,258) ------------- $ (2,412,181) =============	$ (204,942) (4,681) ------------ $ (209,623) ============ $ (215,124) 69,959 0 ------------ $ (145,165) ============	$ (1,150,348) (468,105) ------------- $ (1,618,453) ============= $ (2,168,548) 215,460 (604,258) ------------- $ (2,557,346) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Gain on Sale of Partnership Assets
   Minority Interest in Losses of Combined
   Project Partnerships
   Interest Income from Redemption of Securities
   Distribution Income
  Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
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
  Partnerships

     Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$  215,460

6,317
29,826

0
37,687
(602,499)

(189)
0
(31,638)

(8,014)
(101)
3,324
(94)
(3,318)
(9,144)
247,433
----------
(114,950)
----------

0

58,548
----------
58,548
----------
(56,402)
720,946
----------
$  664,544
==========

$  (468,105)

6,822
29,255

(2,955)
146,904
0

(263)
82,860
(53,488)

(335)
(177)
(2,067)
(3,193)
(8,138)
(3,263)
237,950
----------
(38,193)
----------

59,140

81,029
----------
140,169
----------
101,976
1,092,672
----------
$1,194,648
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

    The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the six months ended September 30, 2005. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

    As of September 30, 2005, Gateway determined that it held variable interests in 78 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $865,464 at September 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

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

    The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                 2005              2004
                                               --------          --------
Asset Management Fee                           $234,135           $239,582
General and Administrative Expenses              80,007             55,623

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property is as follows at June 30, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 831,391 54,290 ---------- $ 885,681 ==========	$ 47,000 607,964 0 ---------- $ 654,964 ==========

    A summary of the rental property is as follows at December 31, 2004:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 804,489 51,366 ---------- $ 855,855 ==========	$ 47,000 634,866 2,924 ---------- $ 684,790 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At June 30, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

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
                         =========

    The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At June 30, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

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
                          ========

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 78 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates, sold their properties. The proceeds to date from these sales totaled $104,258 and $350,000 for Keysville and Rivermeade, respectively, and have been received by Gateway as of the quarter ended September 30, 2005. These proceeds are currently being held for the benefit of the Limited Partners. An additional $150,000 in proceeds related to the sale of Rivermeade Associates is outstanding and has been recorded as a receivable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway estimated the gain on these sales to be $602,499, based on the total sale proceeds and the net investment value of the sold properties. This estimate will be adjusted, as necessary, when Gateway receives the final tax and financial information from the Project Partnerships related to these sales. Gateway anticipates this information will be made available no later than the fiscal year ending March 31, 2006.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at September 30, 2005:
SEPTEMBER 30, 2005 -----------	MARCH 31, 2005 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,228,138 (17,176,303) (771,299) ------------ (719,464) 2,176,055 (591,127) ------------ $ 865,464 ============	$ 17,706,016 (17,607,190) (783,455) ------------ (684,629) 2,207,576 (584,810) ------------ $ 938,137 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $19,443,603 for the period ended September 30, 2005 and cumulative suspended losses of $18,592,904 for the year ended March 31, 2005 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(19,813,113) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(719,464), primarily because of suspended losses on the Partnership's books.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 8,998,277
55,749,664
575,703
------------
$65,323,644
============

$ 2,765,860
84,391,385
------------
87,157,245
------------

(19,813,113)
(2,020,488)
------------
(21,833,601)
------------
$65,323,644
============

$ 6,351,243
------------
4,485,100
1,036,686
1,726,816
------------
7,248,602
------------
$  (897,359)
============

$    (8,973)
============
$  (888,386)
850,699
------------
$   (37,687)
============

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, distribution income increased from $2,229 for the three months ended September 30, 2004 to $13,980 for the three months ended September 30, 2005, but decreased from $56,360 for the six months September 30, 2004 to $44,751 for the six months ended September 30, 2005 due to timing of cash distributions received from the Project Partnerships.

   Interest income increased from $2,333 and $6,032 for the three and six months ended September 30, 2004 to $8,478 and $12,911 for the three and six months ended September 30, 2005. Both General and Administrative - General Partner and General and Administrative - Other increased for the three and six months ended September 30, 2005 when compared to the three and six months ended September 30, 2004 due to higher administrative costs and the appraisal fees for properties being evaluated for possible disposition.

   Gateway's share of Equity in Losses of Project Partnerships decreased for the six months ended September 30, 2005 when compared to the six months ended September 30, 2004 due to a decrease in operating expenses of the Project Partnerships combined with an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,724,941 and $1,726,816 for the six months ended September 30, 2004 and 2005, respectively.) As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and generated tax credits which met projections.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates, sold their properties during the year-to-date. The proceeds to date from these sales totaled $104,258 and $350,000 for Keysville and Rivermeade, respectively, and have been received by Gateway as of the quarter ended September 30, 2005. These proceeds are currently being held for the benefit of the Limited Partners. An additional $150,000 in proceeds related to the sale of Rivermeade Associates is outstanding and has been recorded as a receivable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway estimated the gain on these sales to be $602,499, based on the total sale proceeds and the net investment value of the sold properties. This estimate will be adjusted, as necessary, when Gateway receives the final tax and financial information from the Project Partnerships related to these sales. Gateway anticipates this information will be made available no later than the fiscal year ending March 31, 2006.

   In total, the Partnership had net income of $215,460 for the six months ended September 30, 2005. After adjusting for the estimated gain on sale of partnership assets, amortization, changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $114,950. The net cash provided by investing activities was $58,548 in cash distributions received from Project Partnerships.

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

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2005, Gateway had $664,544 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $146,063 for the six months ending September 30, 2005.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those project partnerships that no longer provide tax benefits to investors. As of September 30, 2005, four of the initially held Project Partnerships, Clayfed Apartments, Westside Apartments, Keysville Apartments and Rivermeade Apartments have been sold.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 14, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 14, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 14, 2005           By:/s/ Sandra C. Humphreys
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

Date: November 14, 2005           By:/s/ Ronald M. Diner
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

Date: November 14, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer