Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2006-01-23
CIK 824605

SECOND AMENDED FORM 10-K/A-2
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
File No. 33-18142

EXPLANATORY NOTE

   This document is a second amendment of the Form 10-K for the annual period ended March 31, 2005. This second amendment amends Item 8 Financial Statements and Supplementary Data for the correction of an error in the wording of the reports of certain of the other auditors relied upon by the principal auditor. Those opinions, as originally filed, incorrectly stated that the audit was conducted in accordance with "the auditing standards of the Public Company Accounting Oversight Board (United States)". The corrected reports contained herein state that the audit was conducted in accordance with "the standards of the Public Company Accounting Oversight Board (United States)".

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

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: January 20, 2006            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: January 20, 2006            By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: January 20, 2006            By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

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

Date: January 20, 2006            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

EXHIBIT 31.2

 CERTIFICATIONS*

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

Date: January 20, 2006            By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer