Form 10-Q
period 2005-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2006-02-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            December 31, 2005

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
       Title of Each Class                            December 31, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                 25,566

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 12, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-18142

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
COMBINED BALANCE SHEETS
December 31, 2005 ----------- (Unaudited)	March 31, 2005 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Prepaid Insurance
 Tenant Security Deposits

  Total Current Assets

 Investments in Project Partnerships, Net
 Replacement Reserves
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at December 31 and March 31, 2005)
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   611,867
30,449
278
9,022
-----------
651,616

763,223
22,810
640,051
-----------
$ 2,077,700
===========

$   338,244
224
2,300
166
6,500
6,893
-----------
354,327
-----------

3,381,422
1,211,602
-----------
4,593,024
-----------

(69,375)
-----------

(2,821,688)
21,412
-----------
(2,800,276)
-----------

$ 2,077,700
===========

$   720,946
9,117
177
5,883
-----------
736,123

938,137
22,667
684,790
-----------
$ 2,381,717
===========

$   348,301
0
2,219
12,672
5,400
6,893
-----------
375,485
-----------

3,032,297
1,211,602
-----------
4,243,899
-----------

(69,119)
-----------

(1,953,424)
(215,124)
-----------
(2,168,548)
-----------

$ 2,381,717
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
2005 ----	2004 ----

Revenues:
 Rental
 Distribution Income
 Miscellaneous Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income

Current Year Equity in Losses of Project  Partnerships
Adjustment to Gain on Sale of Partnership  Assets
Minority Interest in Losses of Combined  Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$   36,150
25,455
1,315
----------
62,920
----------

114,990

45,700
7,516
22,578
6,757
14,913
3,158
----------
215,612
----------

(152,692)

(99,083)

(4,000)

67
8,778
-----------
$ (246,930)
===========

$ (246,930)
0
-----------
$ (246,930)
===========

$    (9.65)
===========

25,566
===========

$   32,120
11,584
503
----------
44,207
----------

119,791

30,110
9,578
23,021
7,160
14,628
3,411
----------
207,699
----------

(163,492)

222,454

0

120
2,910
-----------
$   61,992
===========

$   61,372
620
-----------
$   61,992
===========

$     2.40
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
2005 ----	2004 ----

Revenues:
 Rental
 Distribution Income
 Miscellaneous Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income

Current Year Equity in Income (Loss) of  Project  Partnerships
Gain on Sale of Partnership Assets
Minority Interest in Losses of Combined  Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$  103,764
57,093
14,428
----------
175,285
----------

349,125

125,707
73,572
67,539
20,272
44,739
9,475
----------
690,429
----------

(515,144)

(136,770)
598,499

256
21,689
-----------
$  (31,470)
===========

$ (268,006)
236,536
-----------
$  (31,470)
===========

$   (10.48)
===========

25,566
===========

$   98,972
65,072
3,375
----------
167,419
----------

359,373

85,733
62,429
75,279
21,477
43,883
10,233
----------
658,407
----------

(490,988)

75,550
0

383
8,942
-----------
$ (406,113)
===========

$ (402,052)
(4,061)
-----------
$ (406,113)
===========

$   (15.73)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
	Limited Partners Equity (Deficit) ------------	General Partners Equity (Deficit) ------------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Income (Loss) Distributions Balance at December 31, 2005	$ (945,406) (402,052) ----------- $ (1,347,458) ============= $ (1,953,424) (268,006) (600,258) ------------- $ (2,821,688) =============	$ (204,942) (4,061) ------------ $ (209,003) ============ $ (215,124) 236,536 0 ------------ $ 21,412 ============	$ (1,150,348) (406,113) ------------- $ (1,556,461) ============= $ (2,168,548) (31,470) (600,258) ------------- $ (2,800,276) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

COMBINED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
   Amortization
   Depreciation
   Accreted Interest Income on Investments in
   Securities
   Current Year Equity in (Income) Losses of Project    Partnerships
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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Redemption of Investment in Securities
  Distributions Received from Project
  Partnerships
  Proceeds from Sale of Project Partnerships

     Net Cash Provided by Investing Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Distributions

     Net Cash Used in Financing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$  (31,470)

9,475
44,739

0

136,770
(598,499)

(256)
(57,093)

(12,661)
(101)
81
(143)
(2,039)
(12,506)

330,397
----------
(193,306)
----------

0

84,003
604,258
----------
688,261
----------

(600,034)
(4,000)
----------
(604,034)
----------
(109,079)
720,946
----------
$  611,867
==========

$  (406,113)

10,233
43,883

(2,955)

(75,550)
0

(383)
(65,072)

(42,852)
(84)
(3,129)
(5,247)
(462)
3,851

(76,192)
----------
(620,072)
----------

142,000

92,612
0
----------
234,612
----------

0
0
----------
0
----------
(385,460)
1,092,672
----------
$  707,212
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Combined Statements

    The accompanying statements include, on a combined basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined financial statements include the financial activity of the Combined Entities for the nine months ended December 31, 2005. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

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

    As of December 31, 2005, Gateway determined that it held variable interests in 78 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $763,223 at December 31, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

    The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                 2005              2004
                                               --------          --------
Asset Management Fee                           $349,125           $359,373
General and Administrative Expenses             125,707             85,733

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property is as follows at September 30, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 846,304 54,290 ---------- $ 900,594 ==========	$ 47,000 593,051 0 ---------- $ 640,051 ==========

    A summary of the rental property is as follows at December 31, 2004:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 ----------- $1,540,645 ===========	$ 0 804,489 51,366 ---------- $ 855,855 ==========	$ 47,000 634,866 2,924 ---------- $ 684,790 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At September 30, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

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
                         =========

    The mortgage note payable for Divernon is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. At September 30, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payment $883.

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
                          ========

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 78 Project Partnerships, excluding the Combined Entities which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during the year-to-date. Gateway received sale proceeds totaling $604,258 which were distributed to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit in December 2005. The remaining $224 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway reported a $598,499 gain on these sales.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at December 31, 2005:
DECEMBER 31, 2005 -----------	MARCH 31, 2005 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,228,138 (17,275,386) (771,299) ------------ (818,547) 2,176,055 (594,285) ------------ $ 763,223 ============	$ 17,706,016 (17,607,190) (783,455) ------------ (684,629) 2,207,576 (584,810) ------------ $ 938,137 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $18,739,843 for the period ended December 31, 2005 and cumulative suspended losses of $18,592,904 for the year ended March 31, 2005 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(20,212,756) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(818,547), primarily because of suspended losses on the Partnership's books.

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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Loss) of Project Partnerships

$ 9,188,132
55,040,947
552,231
------------
$64,781,310
============

$ 2,637,283
84,381,308
------------
87,018,591
------------

(20,212,756)
(2,024,525)
------------
(22,237,281)
------------
$64,781,310
============

$ 9,351,363
------------
6,544,647
1,519,647
2,532,153
------------
10,596,447
------------
$(1,245,084)
============

$   (12,451)
============
$(1,232,633)
1,095,863
------------
$  (136,770)
============

$ 9,901,940
59,649,598
187,393
------------
$69,738,931
============

$ 2,372,890
87,934,669
------------
90,307,559
------------

(18,579,182)
(1,989,446)
------------
(20,568,628)
------------
$69,738,931
============

$ 9,654,568
------------
6,534,900
1,604,967
2,587,362
------------
10,727,229
------------
$(1,072,661)
============

$   (10,727)
============
$(1,061,934)
1,137,484
------------
$    75,550
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, distribution income increased from $11,584 for the three months ended December 31, 2004 to $25,455 for the three months ended December 31, 2005, but was comparable for the nine months ended December 31, 2004 and 2005, due to timing of cash distributions received from the Project Partnerships.

   Interest income increased from $2,910 and $8,942 for the three and nine months ended December 31, 2004 to $8,778 and $21,689 for the three and nine months ended December 31, 2005 due an increase in interest rates throughout 2005. Both General and Administrative - General Partner and General and Administrative - Other increased for the nine months ended December 31, 2005 when compared to the nine months ended December 31, 2004 due to higher administrative costs and the appraisal fees for properties being evaluated for possible disposition.

   Gateway's share of Equity in Losses of Project Partnerships increased for the nine months ended December 31, 2005 when compared to the nine months ended December 31, 2004 due to a larger decrease in rental revenue than related operating costs of the Project Partnerships combined with a decrease in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $2,587,362 and $2,532,153 for the nine months ended December 31, 2004 and 2005, respectively.) As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and generated tax credits which met projections.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during the year-to-date. Gateway received sale proceeds totaling $604,258 which were distributed to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit in December 2005. The remaining $224 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway reported a $598,499 gain on these sales.

   In total, the Partnership had a net loss of $31,470 for the nine months ended December 31, 2005. After adjusting for the gain on sale of partnership assets, changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $193,306. Net cash provided by investing activities of $688,261 consisted of cash distributions received from the Project Partnerships and the proceeds received from the sale of the Project Partnerships referenced above. Net cash used in financing activities consisted of the distributions paid to Limited Partners and the related distribution expenses regarding the sale of Project Partnerships.

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

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2005, Gateway had $611,643 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $125,707 for the nine months ending December 31, 2005.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those project partnerships that no longer provide tax benefits to investors. As of December 31, 2005, four of the initially held Project Partnerships, Clayfed Apartments, Westside Apartments, Keysville Apartments and Rivermeade Apartments have been sold.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             GATEWAY TAX CREDIT FUND, LTD.
               (A Florida Limited Partnership)
                        By: Raymond James Tax Credit Funds, Inc.

Date: February 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2006           By:/s/ Sandra C. Humphreys
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

Date: February 14, 2006           By:/s/ Ronald M. Diner
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

Date: February 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer