Form 10-K
period 2006-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2006-07-14
CIK 824605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended                  March 31, 2006

                                         or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                     to

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

Title of Each Class
Units of Limited Partnership Interest

                                                   Number of Record Holders
Title of Class                                      as of March 31, 2006

Limited Partnership Interest                        2,274
General Partner Interest                                2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                          YES                 NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                          YES                  NO    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES    X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer   X

       Indicate by check mark whether the registrant is a shell company (as defined        in Rule 12b-2 of the Act)       Yes     X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

     There is no market for the Registrants Limited Partnership interests.

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

   Gateway holds investments in 78 Project Partnerships as of March 31, 2006, acquiring a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties. In October 1996 Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., became the sole general partner of one of the Project Partnerships, Village Apartments of Sparta, Limited Partnership ("Sparta"). In October 1997, Value Partners became the sole general partner of Village Apartments of Divernon ("Divernon"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

   The primary sources of funds for the year ended March 31, 2006 were interest income of $27,927 earned on cash and cash equivalents and $116,895 in distributions received from Project Partnerships. As of March 31, 2006 Gateway had $758,509 of Cash and Cash Equivalents.

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
   2)  Provide passive losses to individual investors to offset passive        income from other passive activities, and provide passive losses to corporate investors to offset business income;
   3)  Preserve and protect the capital contributions of Investors; and
   4)  Participate in any capital appreciation in the value of the Projects.

   The investment objectives and policies of Gateway are described in detail on pages 33 through 38 of the Prospectus, as supplemented, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low-income housing. As of March 31, 2006 the capital contributions raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects, and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   Nearly all of the Project Partnerships have reached the end of their tax-credit compliance period. To-date, four of the Project Partnerships holding five of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales have been disbursed to the Limited Partners of Gateway. One of the Project Partnerships, Village Apartments of Divernon, is classified as held-for-sale on Gateway's March 31, 2006 consolidated balance sheet and was sold subsequent to March 31, 2006.

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and as opportunities arise, will endeavor to sell Gateway's interest in those Project Partnerships. The Partnership's objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships that no longer provide tax benefits to investors.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

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

Item 1B.  Unresolved Staff Comments.

   None.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 78 Project Partnerships as of March 31, 2006. The largest individual Project Partnership net investment as of March 31, 2006 comprises 15.92% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon (which is classified as held-for-sale on Gateway's consolidated balance sheet as of March 31, 2006), as of December 31, 2005:

LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ---------- ----------- ----- ------- ------- ------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

Medway, OH

Union, OH

Bernalillo, NM

Truth/Consequences, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Ashland, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Albany, KY

Burkesville, KY

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Springfield, TN

Springfield, TN

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Athens, TX

Waggaman, LA

Middlefield, OH

Floresvile, TX

Mathis, TX

Sabinal, TX

Kingsland, TX

Crestline, OH

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

Jacksonville, TX

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

24

24

12

44

16

25

24

24

40

32

16

36

24

72

48

48

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

44

43

36

40

36

24

34

36

19

24

46

42

32

24

44

40

6/88

6/88

8/88

9/88

11/88

11/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

3/89

3/89

4/89

5/89

6/89

6/89

6/89

6/89

6/89

7/89

7/89

7/89

7/89

8/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

10/89

11/89

11/89

11/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

2/90

2/90

2/90

3/90

3/90

3/90

3/90

3/90

3/90

4/90

4/90

4/90

4/90

4/90

4/90

7/90

7/90

$ 1,861,785

1,194,871

2,139,299

1,920,016

810,389

879,994

2,177,840

1,323,452

1,428,882

1,423,093

1,488,927

1,403,796

747,509

1,478,675

1,812,786

1,192,946

1,630,043

1,788,673

1,802,564

1,549,636

6,318,535

1,501,865

1,852,933

1,824,879

1,420,783

1,963,249

1,850,091

935,747

913,773

505,653

2,024,713

634,996

1,167,852

1,039,281

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,260,824

1,838,020

1,557,550

1,419,333

814,227

1,497,433

607,608

1,009,828

1,394,746

1,762,725

1,420,816

1,874,064

1,576,060

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,721,200

1,385,579

1,580,305

1,350,227

1,312,062

1,084,390

780,115

1,161,513

1,387,334

583,005

969,816

1,957,868

1,558,446

1,494,739

821,329

1,856,679

1,261,802

88%

87%

100%

95%

96%

75%

98%

100%

100%

94%

88%

81%

88%

100%

100%

100%

86%

92%

100%

100%

96%

100%

100%

100%

100%

100%

98%

50%

50%

100%

98%

88%

96%

92%

96%

98%

97%

94%

97%

92%

97%

100%

100%

95%

92%

100%

100%

100%

98%

100%

85%

98%

100%

88%

88%

92%

88%

95%

90%

100%

98%

91%

97%

100%

92%

96%

100%

78%

100%

92%

98%

100%

97%

96%

100%

98%

-----2,902 =====	---------- $ 110,771,264 ===========

The average effective rental per unit is $4,170 per year ($347 per month).

The average effective occupancy rate at December 31, 2005 was 94.9%

A summary of the book value of the fixed assets of the properties, excluding Sparta and Divernon, as of December 31, 2005, 2004 and 2003 is as follows:

	12/31/05 --------	12/31/04 --------	12/31/03 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 4,799,885 1,566,732 99,681,232 4,723,415 ------------- 110,771,264 56,049,471 ------------- $ 54,721,793 =============	$ 5,061,085 1,569,073 102,827,091 4,659,162 ------------- 114,116,411 54,943,648 ------------- $ 59,172,763 =============	$ 4,908,530 1,567,738 102,260,340 5,056,328 ------------- 113,792,936 51,556,360 ------------- $ 62,236,576 =============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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
   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2006

Limited Partnership Interest                    2,274
General Partner Interest                            2

Item 6.  Selected Financial Data
	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 227,383	$ 216,372	$ 201,958	$ 213,033	$ 126,985
Net Loss	(378,769)	(1,018,200)	(55,577)	(771,799)	(577,139)
Equity in Income (Losses) of Project Partnerships	(107,224)	(371,209)	541,590	(253,927)	(202,920)
Total Assets	2,054,699	2,381,717	3,360,108	4,334,857	4,946,571
Investments In Project Partnerships	620,184	938,137	1,355,760	1,531,068	1,832,496
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	..00 10.46 (135.51)	..00 13.65 (160.84)	2.01 10.59 (139.25)	2.49 10.80 (146.37)	4.94 21.61 (141.03)
Net Loss	(24.07)	(39.43)	(3.08)	(29.89)	(22.35)

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, Gateway expects that it will incur higher expenses related to compliance.

Results of Operations -

   Interest income increased from $11,740 for the year ended March 31, 2005 to $28,176 for the year ended March 31, 2006 due to an increase in interest rates throughout fiscal 2006. However, interest income was lower for the year ended March 31, 2006 when compared with the year ended March 31, 2004 due to the maturity of Treasury Notes in the previous years. Both General and Administrative - General Partner and General and Administrative - Other increased for the year ended March 31, 2006 when compared to the year ended March 31, 2005 due to higher administrative costs and certain real estate valuation service expenses incurred by Gateway in fiscal year 2006 for properties being evaluated for possible disposition. Amortization expense also increased for the year ended March 31, 2006 due to a change in the useful life of the acquisition fees and expense. Amortization expense for the year ended March 31, 2005 increased from $13,643 to $181,818 for the year ended March 31, 2006. The useful life of the acquisition fees and expense was changed from 35 years to 15 years to better reflect the economic life of those investments.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during fiscal year 2006. Gateway received sale proceeds totaling $604,258 which were distributed in December 2005 to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit. The remaining $224 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway reported a $598,499 gain on these sales transactions. One Project Partnership, Village Apartments of Divernon, is classified as held-for-sale on the consolidated balance sheet as of March 31, 2006 and was sold subsequent to the balance sheet date.

   There were no property sales or Partnership liquidations during fiscal year 2005. During fiscal year 2004, two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of these properties resulted in a gain allocated to Gateway of $769,311. Gateway received sale proceeds totaling $674,675, of which $672,175 was distributed to the Limited Partners at $26.29 per limited partnership unit.

   For the year ended March 31, 2006 the Project Partnerships reported a loss of $107,224, while a loss of $371,209 was reported for the year ended March 31, 2005. The decrease in the reported loss was due to an increase in rental revenue at the Project Partnership level. It is customary in the low-income housing tax credit real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects Gateway will continue to report its equity in Project Partnerships as a loss for tax and financial reporting purposes.

   In total, the Partnership reported a loss of $378,769 from operations for the year ended March 31, 2006. However, after adjusting for amortization, the changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $63,698. The net cash provided by investing activities was $712,229 consisting primarily of $116,895 in cash distributions received from Project Partnerships and $604,258 from the sale of the two Project Partnerships. The cash used in financing activities was $610,968 consisting primarily of distributions of $600,258 paid to the Limited Partners relating to the sale of Keysville, LP and Rivermeade Associates.

   On October 1, 1997 Value Partners, Inc. became the sole general partner of Village Apartments of Divernon Limited Partnership ("Divernon"), replacing the former general partners. Value Partners, Inc. is an affiliate of Raymond James Tax Credit Funds, Inc., the managing general partner of Gateway. Divernon is a 12 unit property located in Divernon, Illinois in which Gateway invested as the sole limited partner on October 1, 1989. The property's average occupancy rate for the year remained at 67%. Gateway loaned Divernon $6,000, $15,832, and $8,671 to cover the operating deficits for 2003, 2004, and 2005 respectively. As of June 30, 1999, an updated workout plan with the USDA RD was implemented. Management is using rent incentives, vigorous advertising, and tight controls over repairs and maintenance to improve occupancy and cash flows. Divernon is classified as held-for-sale on the consolidated balance sheet as of March 31, 2006.

   Subsequent to Gateway's year-end, Gateway sold its Project Partnership investment in Village Apartments of Divernon. The sale of this Project Partnerships'assets will be reflected in the financial statements for the year ended March 31, 2007. Gateway estimates a net gain of approximately $130,000 will be recognized in fiscal year 2007 upon consummation of the sale transaction. Also subsequent to this year-end, the following fourteen Project Partnerships were actively listed for sale on a commercial marketing website: Laynecrest, Martindale, Fortville II, Summitville, Limestone Estates, Middleport, Morgantown, Robinhood Apartments, Skyview Terrace, Hunters Ridge, Centralia II, Fairview South, Southwood Apartments, and Village Apartments of Sparta.

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

   The sources of funds to pay the operating costs are short term investments and interest earned thereon. At March 31, 2006, Gateway had $758,509 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ending March 31, 2006, Gateway received $116,895 in cash distributions from the Project Partnerships. The General and Administrative operating costs were $302,419 and the Asset Management Fee expensed was $464,115.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   Nearly all of the Project Partnerships have reached the end of their tax-credit compliance period. As of March 31, 2006, four of the Project Partnerships holding five of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales have been disbursed to the Limited Partners of Gateway. Subsequent to year-end, Gateway sold its Project Partnership investment in Village Apartments of Divernon. The sale of this Project Partnership's assets will be reflected in the financial statements for the year-ended March 31, 2007. Although Gateway estimates that it will not receive any net proceeds from the sale of this Project Partnership, Gateway estimates a net gain of approximately $130,000 will be recognized in fiscal year 2007 as a result of the sale transaction.

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and as opportunities arise, will endeavor to sell Gateway's interest in those Project Partnerships. The Partnerships objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships that no longer provide tax benefits to investors.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Disclosure of Contractual Obligations

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations of continuing operations	812,881 (1)	5,148	10,644	11,125	785,964
Long-Term Debt Obligations of discontinued operations	398,904 (1)	0	0	0	398,904
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities reflected on the Registrant's Balance Sheet under GAAP	4,007,869(2)	270,438	3,737,431	0	0

(1)  The Long-Term Debt Obligations of continuing operations as of March 31, 2006 represent, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership. The Long-Term Debt Obligations of discontinued operations as of March 31, 2006 represent, on a consolidated basis, the accounts of Gateway and Village Apartments of Divernon Limited Partnership. All together, these entities are the "Combined Entities", and represent two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these combined statements include the long-term liabilities. On November 1, 2005, Rural Development, the holder of the note payable, suspended mortgage payments due from Village Apartments of Divernon Limited Partnership until further notice. The entire balance of the note payable is included in the greater than five years column above. Interest is still being accrued from the time of suspension. Subsequent to year-end, Gateway sold its interest in the Village Apartments of Divernon.

(2)  The Other Long-Term Liabilities represent the asset management fees owed to the General Partners as of March 31, 2006. This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due in greater than one year within the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     As a small business issuer, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying consolidated balance sheet of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2006 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of a certain Project Partnership for which $327,130 of net investment is included in these financial statements as of March 31, 2006, and for which a net loss of $40,561 is included in these financial statements for the year ended March 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditors. The financial statements of Gateway Tax Credit Fund, Ltd. as of March 31, 2005 and for each of the two years in the period ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. at March 31, 2006 and the results of its operations and its cash flows for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit and the report of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             /s/ Reznick Group, P.C.
                                 REZNICK GROUP, P.C.

Atlanta, Georgia
July 13, 2006

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying consolidated balance sheet of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2005 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for the years ended March 31, 2005 and 2004, respectively. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a certain Project Partnership for which $463,329 of net investment is included in these financial statements as of March 31, 2005 and for which net losses of $188,168 and $83,787 are included in the accompanying financial statements for the years ended March 31, 2005 and 2004, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditor.

   We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2005 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

                             /s/ Spence, Marston, Bunch, Morris & Co.
                                 SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Clearwater, Florida
September 8, 2005

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Prepaid Insurance
 Tenant Security Deposits
 Assets Held for Sale

  Total Current Assets

 Investments in Project Partnerships, Net
 Replacement Reserves
 Non-Current Assets Held for Sale
 Rental Property at Cost, Net
 Property Held for Sale

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Accounts Payable
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current
 Liabilities Related to Property Held for Sale

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable
 Liabilities Related to Property Held for Sale

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding at  March 31, 2006 and 2005
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$     758,509
15,823
190
0
2,794
-----------
777,316

620,184
19,231
3,626
426,698
207,644
-----------
$ 2,054,699
===========

$  270,438
224
29,984
10,138
4,500
5,148
7,291
-----------
327,723
-----------

3,737,431
807,733
398,904
-----------
4,944,068
-----------
(69,517)
-----------

(3,168,987)
21,412
-----------
(3,147,575)
-----------

$ 2,054,699
===========

$     720,946
9,117
177
5,883
0
-----------
736,123

938,137
22,667
0
684,790
0
-----------
$ 2,381,717
===========

$  348,301
0
2,219
12,672
5,400
6,893
0
-----------
375,485
-----------

3,032,297
1,211,602
0
-----------
4,243,899
-----------
(69,119)
-----------

(1,953,424)
(215,124)
-----------
(2,168,548)
-----------

$ 2,381,717
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
2006 ----	2005 ----	2004 ----

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

Minority Interest in Loss of  Consolidated Project Partnerships
Interest Subsidy
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
 Outstanding

$   133,428
89,743
4,212
----------
227,383
----------

464,115

173,378
129,041
92,138
85,529
57,669
181,818
----------
1,183,688
----------

(956,305)
----------

(107,224)
598,499

398
57,687
28,176
-----------
$  (378,769)
===========

$  (615,305)
236,536
-----------
$  (378,769)
===========

$    (24.07)
===========

25,566
===========

$   125,995
86,068
4,309
----------
216,372
----------

476,680

116,631
78,336
102,850
85,105
59,648
13,643
----------
932,893
----------

(716,521)
----------

(371,209)
0

601
57,189
11,740
-----------
$(1,018,200)
===========

$(1,008,018)
(10,182)
-----------
$(1,018,200)
===========

$    (39.43)
===========

25,566
===========

$  125,628
71,378
4,952
----------
201,958
----------

479,165

117,118
58,297
87,014
85,824
58,510
13,643
----------
899,571
----------

(697,613)
----------

(227,721)
769,311

432
57,189
42,825
-----------
$  (55,577)
===========

$  (78,850)
23,273
-----------
$  (55,577)
===========

$    (3.08)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) ---------------	Total -----
Balance at March 31, 2003 Net Income (Loss) Distributions Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006	$ (194,381) (78,850) (672,175) ------------ (945,406) (1,008,018) ------------ (1,953,424) (615,305) (600,258) ------------ $(3,168,987) ============	$ (228,215) 23,273 0 ----------- (204,942) (10,182) ----------- (215,124) 236,536 0 ----------- $ 21,412 ===========	$ (422,596) (55,577) (672,175) ----------- (1,150,348) (1,018,200) ----------- (2,168,548) (378,769) (600,258) ------------ $(3,147,575) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
   Amortization
   Depreciation
   Distributions Included in Distribution     Income
   Accreted Interest Income on     Investments in Securities
   Equity in Losses of Project     Partnerships
   Gain on the Sale of Partnership Assets
   Minority Interest in Losses of     Consolidated Project Partnerships
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts    Receivable
   (Increase) Decrease in Prepaid     Insurance
   Increase (Decrease) in Accounts Payable
   Increase in Distribution Payable
   Increase in Replacement Reserves
   Increase (Decrease) in Security    Deposits
   Increase (Decrease) in Accrued Real    Estate Taxes
   Increase (Decrease) in Payable to    General Partners

Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project    Partnerships
  Redemption of Investment in Securities
  Purchase of Equipment
  Proceeds from Sale of Project    Partnerships
  Cash related to Property Held for Sale

   Net Cash Provided by Investing    Activities

Cash Flows from Financing Activities:
  Principal Payment on Debt
  Distributions to Investors
  Expenses Related to Sales of Project    Partnerships

   Net Cash Used In Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

$  (378,769)

181,818
57,669

(89,743)

0

107,224
(598,499)

(398)

(7,710)

(101)
30,483
224
(190)

6,583

439

627,272
---------
(63,698)
---------

116,895
0
(7,221)

604,258
(1,703)
---------

712,229
---------

(6,710)
(600,258)

(4,000)
---------
(610,968)
---------

37,563

720,946
---------
$  758,509
==========

$(1,018,200)

13,643
59,648

(86,068)

(2,955)

371,209
0

(601)

(708)

(84)
(1,538)
0
(6,143)

33

671

48,255
---------
(622,838)
---------

118,839
142,000
(3,149)

0
0
---------

257,690
---------

(6,578)
0

0
---------
(6,578)
---------

(371,726)

1,092,672
---------
$  720,946
==========

$ (55,577)

13,643
58,510

(71,378)

(36,997)

(227,721)
(769,311)

(432)

35,975

172
1,548
0
(16,524)

(7,316)

(2,850)

(238,116)
---------
(860,932)
---------

774,633
514,000
(373)

0
0
---------

1,288,260
---------

(6,147)
(672,175)

0
---------
(678,322)
---------

(250,994)

1,343,666
---------
$1,092,672
==========

Supplemental Cash Flow Information: Interest Paid	$ 26,409 ==========	$ 27,917 ==========	$ 28,635 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006, 2005 AND 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes which qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000, respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Consolidated Statements

   The accompanying statements include, on a consolidated basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Combined Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entities. Since the general partner of the Combined Entities is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Combined Entities for all years presented. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Combined Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships. Subsequent to year-end, Gateway sold its investment in Village Apartments of Divernon. See further discussion in Note 9.

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

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all prior years, the period in which such intangible assets had been amortized was 35 years. In the fiscal year period ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional $171,067 of amortization expense was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year. The net amortization is shown as amortization expense on the Statements of Operations.

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December, 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 78 VIEs, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $620,184 at March 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Capitalization and Depreciation

   Land, buildings and improvements are recorded at cost and Gateway provides for depreciation using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

     Buildings                 27-1/2 years
     Equipment                      7 years

   Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date. The Village Apartments of Divernon meet such criteria as of March 31, 2006. Accordingly its balance sheet amounts are presented as held for sale on the consolidated balance sheet as of March 31, 2006. Gateway considered presentation as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows, however, as the results of operations and cash flows of Village Apartments of Divernon are not significant to Gateway as a whole, such discontinued operations presentation is not made. See Note 9 - Subsequent Events, for a further discussion regarding the sale of this Project Partnership subsequent to March 31, 2006.

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

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Government Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U. S. Government Strips using the effective yield to maturity.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, certain 2004 and 2005 amounts have been reclassified, where appropriate to conform with the financial statement presentation used in 2006.

NOTE 3 - INVESTMENT IN SECURITIES:

    As of March 31, 2006 the Balance Sheet included no Investments in Securities. The remaining U.S. Treasury Security Strips were redeemed for their face value of $142,000 in August 2004.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2006, 2005 and 2004 were $464,115, $476,680 and $479,165 respectively.

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2006, 2005 and 2004 were $173,378, $116,631 and $117,118 respectively.

NOTE 5 - RENTAL PROPERTY:

   A summary of the rental property is as follows at December 31, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 --------- $1,037,997 ==========	$ 0 573,112 38,187 -------- $611,299 ========	$ 32,000 388,059 6,639 -------- $426,698 ========

   A summary of the rental property is as follows at December 31, 2004:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 47,000 1,439,355 54,290 --------- $1,540,645 ==========	$ 0 804,489 51,366 -------- $855,855 ========	$ 47,000 634,866 2,924 -------- $684,790 ========

NOTE 6 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2005 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/06                5,148
     12/31/07                5,263
     12/31/08                5,381
     12/31/09                5,501
     12/31/10                5,624
     Thereafter            785,964
                         ----------
     Total               $ 812,881
                         ==========

   The mortgage note payable for Divernon is classified on the consolidated balance sheet as of March 31, 2006 as Liabilities related to Property held for sale and is the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan is at a stated interest rate of 8.75% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.35%. On November 1, 2005, Rural Development, the holder of the note, suspended mortgage payments until further notice. Interest is still being accrued from the time of the suspension. Subsequent to year-end, Gateway sold its interest in the Village Apartments of Divernon.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending          Amount
     -----------         --------
     12/31/06                   0
     12/31/07                   0
     12/31/08                   0
     12/31/09                   0
     12/31/10                   0
     Thereafter           398,904
                        ----------
     Total              $ 398,904
                        ==========

NOTE 7 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (378,769)	$ (1,018,200)	$ (55,577)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(905,444)	(378,427)	(225,098)
Losses suspended for financial reporting purposes	(1,998,796)	(1,984,370)	(1,355,991)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	219,027	58,355	17,867
Additional gain on sale for tax purposes	999,397	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Miscellaneous Income Capital Loss	466,433 12,885 (89,491) 0 ------------	(356,406) 13,644 (133,949) 0 ------------	186,980 12,913 (83,682) (11,581) ------------
Partnership loss for tax purposes as of December 31	$(1,674,758) ============	$(3,799,353) ============	$(1,514,169) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 51,799 ============

   The Partnership's Investment in Project Partnerships is approximately $27,694,575 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                              Financial       Tax
                              Reporting       Reporting
                              Purposes         Purposes        Differences
Investments in Local
Limited Partnerships         $   620,184      $(26,903,324)    $27,523,508

Other Assets                 $ 1,434,515     $    758,546     $   675,969

Liabilities                  $ 5,271,791     $     21,468     $ 5,250,323

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 78 Project Partnerships, excluding the Combined Entities, which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships, excluding the Combined Entities at March 31, 2006:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustments

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 17,228,138 (17,245,840) (771,541) ------------ (789,243) 2,176,055 (766,628) ------------ $ 620,184 ============	$ 17,706,016 (17,607,190) (783,455) ------------ (684,629) 2,207,576 (584,810) ------------ $ 938,137 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $19,655,193 for the year ended March 31, 2006 and cumulative suspended losses of $18,592,904 for the year ended March 31, 2005 are not included.

The Partnership's equity as reflected by the Project Partnerships of $(21,204,017) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(789,243), primarily because of suspended losses on the Partnership's books.

NOTE 8 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entities beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Loss) of Project Partnerships

$  8,866,220
54,721,793
476,710
------------
$64,064,723
============

$ 3,673,308
83,731,653
------------
87,404,961
------------

(21,204,017)
(2,136,221)
------------
(23,340,238)
------------

$64,064,723
============

$17,514,169

9,322,311
6,997,036
3,322,115
------------
19,641,462
------------
$(2,127,293)
============
$   (21,273)
============
$(2,106,020)
1,998,796
------------

$  (107,224)
============

$  9,373,440
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
62,236,576
85,771
------------
$72,050,603
============

$ 3,611,898
87,934,669
------------
91,546,567
------------

(17,517,241)
(1,978,723)
------------
(19,495,964)
------------

$72,050,603
============

$16,693,028

9,016,473
6,764,573
3,436,960
------------
19,218,006
------------
$(2,524,978)
============
$   (24,304)
============
$(2,500,674)
2,272,953
------------

$  (227,721)
============

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during fiscal year 2006. Gateway received sale proceeds totaling $604,258 which were distributed in December 2005 to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit. The remaining $224 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway reported a $598,499 gain on these sales transactions.

   During fiscal year 2004, two of the Project Partnerships, Clayfed Apartments, Ltd. and Westside Apartments, Ltd., sold their property in July 2003 and subsequently liquidated. The sale of the properties resulted in a gain allocated to Gateway of $769,311. Gateway received sale proceeds totaling $674,675, of which $672,675 were distributed to the Limited Partners at $26.29 per limited partnership unit.

   As of December 31, 2005, the largest Project Partnership constituted 7.6% and 7.5% of the consolidated total assets and consolidated total revenues. As of December 31, 2004, the largest Project Partnership constituted 7.4% and 7.7% of the consolidated total assets and consolidated total revenues.

NOTE 9 - SUBSEQUENT EVENTS:

   Subsequent to Gateway's year-end, Gateway sold its Project Partnership investment in Village Apartments of Divernon. The sale of this Project Partnerships'assets will be reflected in the financial statements for the year ended March 31, 2007. Although Gateway estimates that it will not receive any net proceeds from the sale of this Project Partnership, Gateway estimates a net gain of approximately $130,000 will be recognized in fiscal year 2007 as a result of the sale transaction.

   Also subsequent to this year-end, the following fourteen Project Partnerships were actively listed for sale on a commercial marketing website: Laynecrest, Martindale, Fortville II, Summitville, Limestone Estates, Middleport, Morgantown, Robinhood Apartments, Skyview Terrace, Hunters Ridge, Centralia II, Fairview South, Southwood Apartments, and Village Apartments of Sparta.

   Subsequent to Gateway's year-end, a casualty loss due to a fire was experienced at the Meadows Project Partnership. One ten unit building in this four building apartment project suffered significant damage which may ultimately, once the damage can be completely assessed, be considered to be a total loss of that building. The Project Partnership maintained casualty insurance and the insurance carrier has been notified. Gateway's investment balance in this Project Partnership as of March 31, 2006 was $0, therefore, Gateway does not expect to record any loss in its financial statements in fiscal year 2007 as a result of this event.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2006                 Quarter 1     Quarter 2    Quarter 3    Quarter 4
                         6/30/2005     9/30/2005    12/31/2005    3/31/2006

Total Revenues           $  63,273     $  49,092     $  62,920    $  52,098

Net Income (Loss)        $(182,951)    $ 398,411     $(246,930)   $(347,299)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (7.08)    $   12.77     $  (9.65)   $  (13.59)

Year 2005                Quarter 1     Quarter 2    Quarter 3     Quarter 4
                         6/30/2004     9/30/2004    12/31/2004    3/31/2005

Total Revenues           $  89,870     $  33,342     $  44,207    $  48,953

Net Income (Loss)        $ (89,754)    $(378,351)    $  61,992    $(612,087)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.48)    $  (14.65)    $    2.40    $  (23.70)

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership), as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates

Columbus, Ohio
January 26, 2006

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial          Disclosures

   On or about January 3, 2006, Spence, Marston, Bunch, Morris & Co., Certified Public Accountants, P.C. ("SMBM") resigned as the principal independent accountant of Gateway. As explained to the Registrant by SMBM, the Registrant and its two affiliated funds were the only clients of SMBM required to file reports as a public company under the Securities Exchange Act of 1934. SMBM decided to resign due to the economic unfeasibility of providing auditing services to a small number of public company clients.

   During the years ended March 31, 2005 and March 31, 2004, and the subsequent interim periods through January 3, 2006, there were no disagreements with SMBM on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SMBM, would have caused them to make reference to the subject matter of the disagreement in connection with their report. In addition, none of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Registrant during the Registrant's two most recent fiscal years and the subsequent interim periods preceding the resignation of SMBM.

   The audit reports of SMBM on the financial statements of the Registrant for the two most recent fiscal years ended March 31, 2005 and March 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   On January 11, 2006, Gateway engaged the firm of Reznick Group, P.C. ("Reznick") as its independent registered public accounting firm. The engagement was authorized by Gateway's audit committee. From January 1, 2004 to such date of engagement, neither Gateway nor anyone on behalf of Gateway consulted with Reznick regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

Item 9a.  Controls and Procedures

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officer of the Partnership's Managing General Partner, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

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

   Ronald M. Diner, age 62, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   J. Davenport Mosby, age 50, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

   Information regarding the officers and directors of Raymond James Partners, Inc., is included on pages 51 and 52 of the Prospectus under the section captioned "Management" (consisting of pages 49 through 52 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

   Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2006.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2006, 2005 and 2004.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2006, 2005 and 2004 were $464,115, $476,680, and $479,165, respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2006, 2005 and 2004 were $173,378, $116,631, and $117,118, respectively.

Item 14.  Principal Accounting Fees & Services

   The aggregate fees billed by the Partnership's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnership's quarterly report on Form 10-Q for the year ended March 31, 2006 was $26,000. The aggregate fees billed by the Partnership's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2006 for review of certain quarterly reports on Form 10-Q were $1,400.

   The aggregate fees billed by Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the year ended March 31, 2005 was $16,650.

   Tax - During fiscal 2006 and 2005, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $5,500 and $5,000 for 2006 and 2005, respectively.

   Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2006, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

   (b) Exhibit Listing

Exhibit
Number  Description
3.1      Amended Certificate of Limited Partnership of Gateway Tax Credit Fund, Ltd. (Filed as
         an Exhibit to Registration Statement on Form S-11, File No. 33-18142 and incorporated herein by reference.)
4.1      The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the          Prospectus and incorporated herein by reference.)
16       Letter of Spence, Marston, Bunch, Morris and Co. (filed as Exhibit 16 to Report on Form
         8-K filed January 12, 2006 and incorporated herein by reference.)
23       The consent of Reznick Group, P.C. (Filed herewith.)
23       The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)
31.1     Certification required by Rule 15d-14(a).  (Filed herewith.)
31.2     Certification required by Rule 15d-14(a).  (Filed herewith.)
32       Certification required by Rule 15d-14(b).  (Filed herewith.)

b.   Reports filed on Form 8-K

Item 4.01 Changes in Registrant's Certifying Accountant, Form 8-K (Filed January 12, 2006 and
   incorporated herein by reference.)

Item 4.01 Changes in Registrant's Certifying Accountant, form 8-K (Filed January 5, 2006 and incorporated herein by reference.)

Item 8.01 Other Events, form 8-K (Filed August 12, 2005 and incorporated herein by reference.)

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2005:
Partnership -----------	Location --------	# of Units -----	Mortgage Loan Balance -------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts.

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

Medway, OH

Union, OH

Bernalillo, NM

Truth or Consequences, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Ashland, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Albany, KY

Burkesville, KY

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Springfield, TN

Springfield, TN

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Athens, TX

Waggaman, LA

Middlefield, OH

Floresvile, TX

Mathis, TX

Sabinal, TX

Kingsland, TX

Crestline, OH

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

Jacksonville, TX

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

24

24

12

44

16

25

24

24

40

32

16

36

24

72

48

48

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

44

43

36

40

36

24

34

36

19

24

46

42

32

24

44

40

$   1,436,805

915,775

1,435,234

1,364,203

657,163

717,734

1,441,146

1,061,509

1,060,740

1,074,752

1,132,712

1,103,920

580,508

1,162,191

1,440,536

948,680

1,379,703

1,431,861

1,349,935

1,245,492

3,741,179

1,136,507

1,360,628

1,287,349

1,125,380

1,449,431

1,399,042

721,674

723,980

401,510

1,442,027

432,153

929,200

771,647

774,376

1,032,934

804,404

456,182

993,311

685,315

2,382,487

1,435,312

1,296,173

1,089,902

643,705

1,132,255

481,578

859,950

1,060,790

1,392,105

1,144,629

1,460,099

1,180,375

784,979

562,276

869,013

1,322,973

1,882,678

1,301,535

1,311,879

1,045,135

1,009,851

1,165,758

1,016,414

856,996

592,641

828,878

1,046,403

453,924

758,389

1,454,152

1,220,692

1,126,426

657,203

1,362,313

932,957

------------
$ 83,731,653
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2005:
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

Laurel Woods

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

96,242

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

1,301,860

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

22,382

338,596

220,632

5,034

483

57,257

63,510

110,104

94,428

93,368

102,269

39,896

40,498

(2,132)

2,280

38,288

0

130,606

151,534

745,463

83,513

135,820

204,699

23,300

34,752

827,211

21,579

30,748

9,818

211,952

105,707

17,350

80,042

4,592

0

(1,144)

926

2,187

5,603

298,742

34,669

93,430

151,885

(1,979)

12,135

(1,378)

400,089

52,351

(3,285)

2,327

3,554

94,664

(14,292)

0

41,191

0

0

29,993

107,564

63,568

102,260

28,570

186,192

6,225

9,852

237,432

15,939

0

0

0

0

86,560

0

131,306

62,173

	-----------	------------	------------
	$ 6,230,109	$ 98,238,179	$ 6,302,976
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2005:
Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

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

107,245

25,000

30,000

349,456

30,382

35,899

27,853

86,281

40,971

20,761

60,000

60,000

54,700

70,000

110,000

158,341

106,742

600,414

102,229

142,601

147,400

79,224

181,070

87,187

49,161

44,697

30,000

275,484

29,041

18,000

98,308

15,000

35,000

22,550

28,091

44,712

18,000

268,767

50,500

40,112

112,306

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

105,846

25,000

82,501

138,000

70,700

76,669

37,127

18,000

30,000

54,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

34,840

$  1,537,126

943,775

1,951,565

1,812,771

785,389

849,994

1,828,384

1,293,070

1,392,983

1,395,240

1,402,646

1,362,825

726,748

1,418,675

1,752,786

1,138,246

1,560,043

1,678,673

1,644,223

1,442,894

5,718,121

1,399,636

1,710,332

1,677,479

1,341,559

1,782,179

1,762,904

886,586

869,076

475,653

1,749,229

605,955

1,149,852

940,973

944,783

1,265,760

1,005,745

545,471

1,194,173

845,203

2,992,057

1,787,520

1,517,438

1,307,027

802,837

1,414,933

574,278

989,828

1,344,746

1,689,225

1,372,541

1,816,784

1,528,802

939,778

683,016

1,090,364

1,650,087

2,280,419

1,482,347

1,696,200

1,303,078

1,442,305

1,279,527

1,235,393

1,047,263

762,115

1,131,513

1,333,334

564,655

945,516

1,887,868

1,513,446

1,429,512

771,529

1,781,679

1,226,962

$  1,861,785

1,194,871

2,139,299

1,920,016

810,389

879,994

2,177,840

1,323,452

1,428,882

1,423,093

1,488,927

1,403,796

747,509

1,478,675

1,812,786

1,192,946

1,630,043

1,788,673

1,802,564

1,549,636

6,318,535

1,501,865

1,852,933

1,824,879

1,420,783

1,963,249

1,850,091

935,747

913,773

505,653

2,024,713

634,996

1,167,852

1,039,281

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,260,824

1,838,020

1,557,550

1,419,333

814,227

1,497,433

607,608

1,009,828

1,394,746

1,762,725

1,420,816

1,874,064

1,576,060

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,721,200

1,385,579

1,580,305

1,350,227

1,312,062

1,084,390

780,115

1,161,513

1,387,334

583,005

969,816

1,957,868

1,558,446

1,494,739

821,329

1,856,679

1,261,802

	-----------	------------	------------
	$ 6,366,617	$104,404,647	$110,771,264
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2005:
Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life ----------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

$  1,255,008

728,638

866,880

759,042

496,225

540,739

739,982

886,930

943,659

940,801

953,905

946,097

489,801

742,471

1,000,881

660,323

1,094,834

1,018,998

692,842

983,705

2,802,067

584,089

920,521

872,425

893,107

666,271

996,513

451,604

441,175

251,201

730,907

379,958

462,763

492,449

539,833

686,929

547,993

244,314

538,741

356,525

1,719,580

944,715

841,717

714,600

428,261

500,956

306,949

298,147

694,583

926,272

490,247

639,226

914,244

544,190

436,117

713,122

1,082,125

1,487,204

927,058

669,863

864,405

542,637

624,317

487,656

349,117

255,256

350,191

652,765

363,893

596,428

1,037,024

956,125

824,140

430,870

1,081,151

753,174

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
$56,049,471
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of retired assets
  Other

	0 616,020 0 0 ---------- (3,961,167) 0 ----------	$ 114,116,411 616,020 (3,961,167) ------------
Balance at end of period - December 31, 2005		$110,771,264 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Adjustment to Prior Year's Depreciation Accumulated Depreciation of retired assets Current year expense	$ 54,943,648 1,842 (2,216,641) 3,320,622 -----------
Balance at end of period - December 31, 2005	$ 56,049,471 ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta and Divernon, as of December 31, 2005:
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Albany

Burkesville

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Robinhood Apts.

Skyview Terrace

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

Fairview South

River Road Apts.

Middlefield

Floresville

Mathis Retirement

Sabinal Housing

Kingsland Housing

Crestwood Villa II

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Southwood Apts.

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

24

24

12

44

16

25

24

24

40

32

16

36

24

72

48

48

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

44

43

36

40

36

24

34

36

19

24

46

42

32

24

44

40

$  1,436,805

915,775

1,435,234

1,364,203

657,163

717,734

1,441,146

1,061,509

1,060,740

1,074,752

1,132,712

1,103,920

580,508

1,162,191

1,440,536

948,680

1,379,703

1,431,861

1,349,935

1,245,492

3,741,179

1,136,507

1,360,628

1,287,349

1,125,380

1,449,431

1,399,042

721,674

723,980

401,510

1,442,027

432,153

929,200

771,647

774,376

1,032,934

804,404

456,182

993,311

685,315

2,382,487

1,435,312

1,296,173

1,089,902

643,705

1,132,255

481,578

859,950

1,060,790

1,392,105

1,144,629

1,460,099

1,180,375

784,979

562,276

869,013

1,322,973

1,882,678

1,301,535

1,311,879

1,045,135

1,009,851

1,165,758

1,016,414

856,996

592,641

828,878

1,046,403

453,924

758,389

1,454,152

1,220,692

1,126,426

657,203

1,362,313

932,957

10.63%

9.50%

9.00%

9.50%

9.00%

9.00%

9.00%

9.00%

9.50%

9.00%

9.00%

9.50%

9.50%

9.50%

9.50%

9.50%

9.00%

9.00%

9.50%

9.00%

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

9,677

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

------------$ 83,731,653 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 14 2006               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 14 2006               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 14, 2006              By:/s/ Sandra C. Humphreys
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

Date: July 14, 2006               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

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

Date: July 14, 2006               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund, Ltd. for the year ended March 31, 2006 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Gateway.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 14, 2006

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 14, 2006