Form 10-Q
period 2006-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2006-08-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-17711

                             Gateway Tax Credit Fund, Ltd.
                 (Exact name of Registrant as specified in its charter)

           Florida                                          59-2852555
   (State or other jurisdiction of                       (IRS Employer No.)
    incorporation or organization)

                880 Carillon Parkway, St. Petersburg, Florida   33716
               (Address of principal executive offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:       (727) 567-1000

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
June 30, 2006 ----------- (Unaudited)	March 31, 2006 ----------- (Audited)

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

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable
 Liabilities Related to Property Held for Sale

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at June 30 and March 31, 2006)
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   752,062
18,283
190
0
-----------
770,535

614,455
19,275
0
416,674
0
-----------
$ 1,820,939
===========

$   323,696
224
6,232
10,138
4,700
5,148
0
-----------
350,138
-----------

3,851,679
807,733
0
-----------
4,659,412
-----------

(30,220)
-----------

(3,179,695)
21,304
-----------
(3,158,391)
-----------

$ 1,820,939
===========

$   758,509
15,823
190
2,794
-----------
777,316

620,184
19,231
3,626
426,698
207,644
-----------
$ 2,054,699
===========

$   270,438
224
29,984
10,138
4,500
5,148
7,291
-----------
327,723
-----------

3,737,431
807,733
398,904
-----------
4,944,068
-----------

(69,517)
-----------

(3,168,987)
21,412
-----------
(3,147,575)
-----------

$ 2,054,699
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
2006 ----	2005 ----

Revenues:
 Rental
 Distribution Income
 Miscellaneous Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income

Equity in Income (Losses) of Project Partnerships
Gain on Sale of Partnership Assets
Minority Interest in Losses of Combined  Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$   28,005
23,901
910
----------
52,816
----------

114,248

54,967
12,310
31,444
1,362
10,024
0
----------
224,355
----------

(171,539)

9,722
142,988

138
7,875
-----------
$  (10,816)
===========

$  (10,708)
(108)
-----------
$  (10,816)
===========

$     (.42)
===========

25,566
===========

$   32,502
30,771
0
----------
63,273
----------

119,145

36,723
20,414
19,741
6,757
14,913
3,159
----------
220,852
----------

(157,579)

(29,887)
0

82
4,433
-----------
$ (182,951)
===========

$ (181,121)
(1,830)
-----------
$ (182,951)
===========

$    (7.08)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) --------------	Total -------
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ (1,953,424) (181,121) ----------- $ (2,134,545) ============= $ (3,168,987) (10,708) ------------- $ (3,179,695) =============	$ (215,124) (1,830) ------------ $ (216,954) ============ $ 21,412 (108) ------------ $ 21,304 ============	$ (2,168,548) (182,951) ------------- $ (2,351,499) ============= $ (3,147,575) (10,816) ------------- $ (3,158,391) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
2006 ----	2005 ----

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
   Distribution Income
  Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   Increase in Prepaid Insurance
   Decrease in Accounts Payable
   Increase in Replacement Reserves
   Increase (Decrease) in Security Deposits
   Decrease in Accrued Real Estate Taxes
   Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$ (10,816)

0
10,024

(9,722)
(142,988)

(138)
(23,901)

(2,936)
0
(23,752)
(44)
200
0
167,506
----------
(36,567)
----------

30,120
----------
30,120
----------

(6,447)
758,509
----------
$ 752,062
==========

$(182,951)

3,159
14,913

29,887
0

(82)
(22,690)

(1,989)
(190)
(968)
(46)
(1,205)
(9,061)
114,565
----------
(56,658)
----------

49,600
----------
49,600
----------

(7,058)
720,946
----------
$ 713,888
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund, Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes which qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement. Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000 respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidated Entities Statements

    The accompanying statements include, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Consolidated Entity"), a Project Partnership in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Consolidated Entity. Since the general partner of the Consolidated Entity is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Consolidated Entity for all periods presented. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Consolidated Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

    Prior to fiscal 2007, the Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities. In April 2006, Gateway sold its Project Partnership investment in Village Apartments of Divernon. Although Gateway estimates it will not receive any net proceeds from the sale of this Project Partnership, Gateway has estimated a net gain of $142,988 which is shown as a Gain on Sale of Partnership Assets on the Consolidated Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007.

Basis of Accounting

    Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

    Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Consolidated Entity, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

    Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements. Refer to Note 6 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

Rental Income

    Rental income, principally from short-term leases on the Consolidated Entity's apartment units, is recognized as income under the accrual method as the rents become due.

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

Variable Interest Entities

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December 2003. Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

    Gateway holds variable interests in 78 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $614,455 at June 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

    The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                 2006              2005
                                               --------          --------
Asset Management Fee                           $114,248           $119,145
General and Administrative Expenses              54,967             36,723

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property is as follows at March 31, 2006:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 ----------- $1,037,997 ===========	$ 0 582,311 39,012 ---------- $ 621,323 ==========	$ 32,000 378,860 5,814 ---------- $ 416,674 ==========

    A summary of the rental property is as follows at December 31, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 ----------- $1,037,997 ===========	$ 0 573,112 38,187 ---------- $ 611,299 ==========	$ 32,000 388,059 6,639 ---------- $ 426,698 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At March 31, 2006 the development was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.75.

Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------            ------
     12/31/06                5,148
     12/31/07                5,263
     12/31/08                5,381
     12/31/09                5,501
     12/31/10                5,624
     Thereafter            785,964
                         ---------
     Total               $ 812,881

    The mortgage note payable for Divernon was classified on the consolidated balance sheet as of March 31, 2006 as Liabilities related to Property held for sale and was the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan was at a stated interest rate of 8.75% for a period of 50 years, and the loan also contained a provision for an interest subsidy which reduced the effective interest rate to 2.35%. On November 1, 2005, Rural Development, the holder of the note, suspended mortgage payments. Gateway sold its interest in the Village Apartments of Divernon in April 2006.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 78 Project Partnerships, excluding the Consolidated Entity which owns and operates government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution proceeds will be distributed according to each Project Partnership agreement.

   Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during the year ended March 31, 2006. Gateway received sale proceeds totaling $604,258 which were distributed to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit in December 2005. The remaining $224 of this distribution is shown as a Distribution Payable on the Balance Sheet.

   In April 2006, Gateway sold its Project Partnership investment in Village Apartments of Divernon. Although Gateway estimates it will not receive any net proceeds from the sale of this Project Partnership, Gateway has estimated a net gain of $142,988 which is shown as a Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway received approximately $40,000 in net proceeds from this sale transaction subsequent to quarter-end.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

   The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity at June 30, 2006:
JUNE 30, 2006 -----------	MARCH 31, 2006 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,228,138 (17,236,119) (777,760) ------------ (785,741) 2,165,165 (764,969) ------------ $ 614,455 ============	$ 17,228,138 (17,245,840) (771,541) ------------ (789,243) 2,176,055 (766,628) ------------ $ 620,184 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $19,891,444 for the period ended June 30, 2006 and cumulative suspended losses of $19,655,193 for the year ended March 31, 2006 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(21,438,903) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(785,741), primarily because of suspended losses on the Partnership's books.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Combined Entity beginning on the date of combination, on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:
2006 ----	2005 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 8,802,640
54,087,138
622,040
------------
$63,511,818
============

$ 3,365,915
83,371,653
------------
87,097,568
------------

(21,438,903)
(2,146,847)
------------
(23,585,750)
------------
$63,511,818
============

$ 3,222,301
------------
2,125,112
495,813
830,212
------------
3,451,137
------------
$  (228,836)
============

$    (2,307)
============
$  (226,529)
236,251
------------

$     9,722
============

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
============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

   As disclosed on the Statements of Operations, distribution income decreased $6,870 from $30,771 for the three months ended June 30, 2005 to $23,901 for the three months ended June 30, 2006 due to a decrease in cash distributions received from the Project Partnerships. Rental revenue, total expenses, and interest income were comparable for the three months ended June 30, 2006 and 2005.

   Equity in Income (Losses) of Project Partnerships for the three months ended June 30, 2006 increased $36,609 from a loss of $29,887 for the three months ended June 30, 2005 to income of $9,722 as a result of a decrease in the Project Partnership'share of net loss in the Project Partnership and an increase in suspended losses. Suspended losses are a direct result of the Investment balance in Project Partnership reaching a zero balance in individual Project Partnerships. Since more Project Partnerships have accumulated enough losses to warrant a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. When suspended losses exceed the Partnerships'share in net loss, equity is created in the Project Partnerships.

   In total, the Partnership had a net loss of $10,816 for the three months ended June 30, 2006. The net loss decreased from the three months ended June 30, 2005 because of the $142,988 gain on the sale of Divernon. After adjusting for amortization, changes in operating assets and liabilities, and the equity in income of Project Partnerships, net cash used in operating activities was $36,567. The net cash provided by investing activities was $30,120 resulting from cash distributions received from Project Partnerships.

   Subsequent to June 30, 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. The sale of this Project Partnerships'assets will be reflected in the financial statements for the quarter ended September 30, 2006. Gateway estimates that it will receive net proceeds from the sale of this Project Partnership of approximately $40,000.

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

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2006, Gateway had $752,062 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $54,969 for the three months ending June 30, 2006.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   Nearly all of the Project Partnerships have reached the end of their tax-credit compliance period. As of June 30, 2006, six of the Project Partnerships holding seven of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales have been disbursed to the Limited Partners of Gateway. During the quarter, Gateway sold its Project Partnership investment in Village Apartments of Divernon. Gateway did not receive any net proceeds from the sale of this Project Partnership. Gateway has estimated a net gain of $142,988 which is shown as a Gain on Sale of Partnership Assets on the Consolidated Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway received approximately $40,000 in net proceeds from this sale transaction subsequent to quarter-end.

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and as opportunities arise, will endeavor to sell Gateway's interest in those Project Partnerships. The Partnerships objective is to maximize the investors' return wherever possible and ultimately, to liquidate the Project Partnerships.

   Currently twelve of the Project Partnerships, Middleport Villa Apartments, Hunters Ridge Apartments, Robinhood Apartments, Skyview Terrace Apartments, Limestone Estates, Village Apartments of Centralia II, Village Apartments of Fortville II, Village Apartments of Morgantown, Village Apartments of Sparta, Village Apartments of Summitville, Fairview South Apartments and Southwood Apartments, were actively listed for sale on a commercial marketing website. Two of the Project Partnerships, Laynecrest Manor Apartments and Meadows of Martindale, were actively listed for sale with a broker.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

   As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Managing General Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 1.  Legal Proceedings:

   None.

Item 1A. Risk Factors:

   None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

   None.

Item 3.  Defaults upon Senior Securities:

   None.

Item 4.  Submission of Matters to a Vote of Security Holders:

   None.

Item 5.  Other Information:

   None.

Item 6.  Exhibits:

None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 14, 2006             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 14, 2006             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 14, 2006             By:/s/ Sandra C. Humphreys
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

Date: August 14, 2006             By:/s/ Ronald M. Diner
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

Date: August 14, 2006             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer