Form 10-Q
period 2006-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2006-11-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
September 30, 2006 ----------- (Unaudited)	March 31, 2006 ----------- (Audited)

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

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable
 Liabilities Related to Property Held for Sale

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at September 30 and March 31, 2006)
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   776,522
24,599
190
0
-----------
801,311

620,916
17,802
0
406,650
0
-----------
$ 1,846,679
===========

$   385,171
40,224
2,322
10,138
4,700
5,148
0
-----------
447,703
-----------

3,965,394
807,733
0
-----------
4,773,127
-----------

(30,188)
-----------

(3,363,811)
19,848
-----------
(3,343,963)
-----------

$ 1,846,679
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
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

Net (Loss) Income

Allocation of Net (Loss) Income:
 Limited Partners
 General Partners

Net (Loss) Income Per Number of Limited  Partnership Units

Number of Limited Partnership Units
 Outstanding

$   13,584
7,761
712
----------
22,057
----------

113,715

61,389
40,867
(219)
1,362
10,024
0
----------
227,138
----------

(205,081)

13,019
37,705

(32)
8,817
-----------
$ (145,572)
===========

$ (144,116)
(1,456)
-----------
$ (145,572)
===========

$    (5.64)
===========

25,566
===========

$   35,112
13,980
0
----------
49,092
----------

114,990

43,284
45,642
25,220
6,758
14,913
3,158
----------
253,965
----------

(204,873)

(7,800)
602,499

107
8,478
-----------
$  398,411
===========

$  326,622
71,789
-----------
$  398,411
===========

$    12.78
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
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

Net (Loss) Income

Allocation of Net (Loss) Income:
 Limited Partners
 General Partners

Net (Loss) Income Per Number of Limited  Partnership Units

Number of Limited Partnership Units
 Outstanding

$   41,589
31,662
1,622
----------
74,873
----------

227,963

116,356
53,177
31,225
2,724
20,048
0
----------
451,493
----------

(376,620)

22,741
180,693

106
16,692
-----------
$ (156,388)
===========

$ (154,824)
(1,564)
-----------
$ (156,388)
===========

$    (6.06)
===========

25,566
===========

$   67,614
44,751
0
----------
112,365
----------

234,135

80,007
66,056
44,961
13,515
29,826
6,317
----------
474,817
----------

(362,452)

(37,687)
602,499

189
12,911
-----------
$  215,460
===========

$  145,501
69,959
-----------
$  215,460
===========

$     5.69
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) --------------	Total -------
Balance at March 31, 2005 Net Income Distributions Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Distributions Balance at September 30, 2006	$ (1,953,424) 145,501 (604,258) ----------- $ (2,412,181) ============= $ (3,168,987) (154,824) (40,000) ------------- $ (3,363,811) =============	$ (215,124) 69,959 0 ------------ $ (145,165) ============ $ 21,412 (1,564) 0 ------------ $ 19,848 ============	$ (2,168,548) 215,460 (604,258) ------------- $ (2,557,346) ============= $ (3,147,575) (156,388) (40,000) ------------- $ (3,343,963) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net (Loss) Income
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
   Amortization
   Depreciation
   Current Year Equity in (Income) Losses of Project     Partnerships
   Gain on Sale of Partnership Assets
   Expenses Related to Sale of Partnership Assets
   Minority Interest in Losses of Combined
    Project Partnerships
   Distribution Income
  Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   Increase in Prepaid Insurance
   (Decrease) Increase in Accounts Payable
   Decrease (Increase) in Replacement Reserves
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

Cash and Cash Equivalents at End of Period

$(156,388)

0
20,048

(22,741)
(180,693)
(1,440)

(106)
(29,430)

(9,252)
0
(27,662)
1,429
200
0
342,696
----------
(63,339)
----------

41,352
40,000
----------
81,352
----------

0
----------
0
----------

18,013
758,509
----------
$ 776,522
==========

$ 215,460

6,317
29,826

37,687
(602,499)
0

(189)
(31,638)

(8,014)
(101)
3,324
(94)
(3,318)
(9,144)
247,433
----------
(114,950)
----------

58,548
604,258
----------
662,806
----------

(604,258)
----------
(604,258)
----------

(56,402)
720,946
----------
$ 664,544
==========

Supplemental Disclosure of Non-Cash Activity

Gateway incurred a distribution payable of $40,000 as a result of the proceeds from the sale of Divernon.

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

    Prior to fiscal 2007, the Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities. In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway realized a net gain of $141,548 on Sale of this Project Partnership. This estimate will change as final financial information regarding this Project Partnership becomes available in fiscal year 2007.

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

    For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all prior years, the period in which such intangible assets had been amortized was 35 years. In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional $171,067 of amortization expense was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year. The net amortization is shown as amortization expense on the Statements of Operations.

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

       Buildings                  27-1/2 years
       Equipment                       7 years

    Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date. Divernon meets such criteria as of March 31, 2006. Accordingly its balance sheet amounts are presented as held for sale on the consolidated balance sheet as of March 31, 2006. Gateway considered presentation as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows, however, as the results of operations and cash flows of Divernon are not significant to Gateway as a whole, such discontinued operations presentation is not made.

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

Concentrations of Credit Risk

    Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is advised by a wholly-owned subsidiary of Raymond James Financial, Inc.

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

    Gateway holds variable interests in 77 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $620,916 at September 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's report on Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

    The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

                                                 2006              2005
                                               --------          --------
Asset Management Fee                           $227,963           $234,135
General and Administrative Expenses             116,356             80,007

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property is as follows at June 30, 2006:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 ----------- $1,037,997 ===========	$ 0 591,510 39,837 ---------- $ 631,347 ==========	$ 32,000 369,661 4,989 ---------- $ 406,650 ==========

    A summary of the rental property is as follows at December 31, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 ----------- $1,037,997 ===========	$ 0 573,112 38,187 ---------- $ 611,299 ==========	$ 32,000 388,059 6,639 ---------- $ 426,698 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At June 30, 2006 Sparta was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.

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

    The mortgage note payable for Divernon was classified on the consolidated balance sheet as of March 31, 2006 as Liabilities related to Property held for sale and was the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan was at a stated interest rate of 8.75% for a period of 50 years, and the loan also contained a provision for an interest subsidy which reduced the effective interest rate to 2.35%. On November 1, 2005, Rural Development, the holder of the note, suspended Divernon's obligation to make mortgage payments. Gateway sold its interest in Divernon in April 2006.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 77 Project Partnerships, excluding the Consolidated Entity which owns and operates government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution proceeds will be distributed according to each Project Partnership agreement.

    Two of the Project Partnerships, Keysville, L.P. and Rivermeade Associates sold their properties during the year ended March 31, 2006. Gateway received sale proceeds totaling $604,258 which were distributed to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit in December 2005. The remaining $224 of this distribution is included as a Distribution Payable on the Balance Sheet.

    In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership investment, Gateway has estimated a net gain of $141,548 which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding this Project Partnership becomes available in fiscal year 2007. Gateway recorded a gain on the sale despite receiving no proceeds because as of the date of sale, the liabilities of Divernon exceeded the carrying value of the assets.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received approximately $40,000 in net proceeds and has estimated a net gain of $39,145 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. The sales proceeds from this sale of $40,000 are included in Distributions Payable on the balance sheet and will be distributed to the Limited Partners during the upcoming quarter.

    The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity at September 30, 2006:

SEPTEMBER 30, 2006 -----------	MARCH 31, 2006 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 17,065,973 (17,086,706) (758,547) ------------ (779,280) 2,144,181 (743,985) ------------ $ 620,916 ============	$ 17,228,138 (17,245,840) (771,541) ------------ (789,243) 2,176,055 (766,628) ------------ $ 620,184 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $20,235,262 for the period ended September 30, 2006 and cumulative suspended losses of $19,655,193 for the year ended March 31, 2006 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(21,769,685) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(779,280), primarily because of suspended losses on the Partnership's books.

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 9,374,182
53,061,465
465,794
------------
$62,901,441
============

$ 3,170,577
83,650,737
------------
86,821,314
------------

(21,769,685)
(2,150,188)
------------
(23,919,873)
------------
$62,901,441
============

$ 6,485,597
------------
4,396,473
991,627
1,660,456
------------
7,048,556
------------
$  (562,959)
============

$    (5,631)
============
$  (557,328)
580,069
------------

$    22,741
============

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
============

NOTE 7 - SALE OF PROJECT PARTNERSHIPS:

    Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships. Gateway has not classified the Project Partnerships as held for sale because Gateway believes they do not meet the criteria listed in FASB 144.

   Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include
1) requirements by government agencies or the projects debt holder to continue to maintain the property in the low-income housing program, and 2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships which offered extremely low interest rates (below market) to the borrower and lengthy (usually 50 year) amortization periods.

    The following summarizes the most recent status of the Project Partnership sale/disposal process:

Project Partnerships currently listed for sale on a commercial real estate for sale website:

Claremont Apartments                     Village Apartments of Centralia II
Floral Acres Apartments                  Village Apartments of Fortville II
Hunters Ridge Apartments                 Village Apartments of Morgantown
Limestone Estates                        Village Apartments of Sparta
Robinhood Apartments                     Village Apartments of Summitville
Skyview Terrace Apartments

Project Partnerships listed for sale with a real estate broker:

Laynecrest Manor Apartments
Meadows of Martindale

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Albany Village Apartments                Middleport Villa Apartments
Ashton Place Apartments                  Laurel Woods Apartments
Hunters Ridge Apartments                 Riverside Apartments

    Should all these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $664,000, or $25.97 per limited partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Gateway has approved the sale to the general partner of the Project Partnerships:

Applewood Apartments                     Rio Abajo Apartments
Casa Linda Apartments                    Sage Apartments
Fairview South Apartments                Southwood Apartments
La Villa Elena

    The estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be $650,000, or $25.42 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to closing of these sale transactions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

    As disclosed on the Statements of Operations, distribution income received from the Project Partnerships decreased $13,089 from $44,751 for the six months ended September 30, 2005 to $31,662 for the six months ended September 30, 2006. Rental revenue and rental operating expense decreased primarily due to the sale of Divernon. Equity in Income (Losses) of Project Partnerships for the six months ended September 30, 2006 increased $60,248 from a loss of $37,687 for the six months ended September 30, 2005 to income of $22,741 as a result of increased rental revenue and decreased total expenses of the Project Partnerships.

    In total, the Partnership had a net loss of $156,388 for the six months ended September 30, 2006. The net loss increased for the six months ended September 30, 2006 due to the current year gains on the sales of Divernon and Floresville not being as large as the gains on the sales of Rivermeade and Keysville that were recorded in the six months ended September 30, 2005. After adjusting for amortization, changes in operating assets and liabilities, and the equity in income of Project Partnerships, net cash used in operating activities was $63,339. The net cash provided by investing activities was $81,352 resulting from cash distributions received from Project Partnerships and proceeds received from the sale of Floresville.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received approximately $40,000 in net proceeds and has estimated a net gain of $39,145 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. The proceeds from the sale are included in Distribution Payable on the Balance Sheet. Gateway will distribute the proceeds to the limited partners by December 31, 2006.

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

    The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At September 30, 2006, Gateway had $776,522 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $116,356 for the six months ending September 30, 2006.

Exit Strategy

    The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

    All of the Project Partnerships have reached the end of their tax-credit compliance period. As of September 30, 2006, six of the Project Partnerships holding seven of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales are to be distributed to the Limited Partners of Gateway. In April 2006,

Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway has estimated a net gain of $141,548 which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received approximately $40,000 in net proceeds and has estimated a net gain of $39,145 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. The proceeds from the sale are included in Distribution Payable on the Balance Sheet. Gateway will distribute the proceeds to the limited partners by December 31, 2006.

    Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships. Refer to Note 7 - Sale of Project Partnerships for discussion of the process.

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

    None.

Item 3.  Defaults upon Senior Securities:

    None.

Item 4.  Submission of Matters to a Vote of Security Holders:

    None.

Item 5.  Other Information:

    None.

Item 6.  Exhibits:

    31.1 Principal Executive Officer Certification as required by Rule 13a-    14(a)/15d-14(a), filed herewith.

    31.2 Principal Financial Officer Certification as required by Rule 13a-    14(a)/15d-14(a), filed herewith.

    32. Certification of the Chief Executive Officer and Chief Financial Officer     Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of     the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: November 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 14, 2006           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 31.2

CERTIFICATIONS*

I, Jonathan Oorlog, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund, Ltd.; (the "Partnership") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
November 14, 2006

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
November 14, 2006