Form 10-Q
period 2006-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2007-02-15
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended December 31, 2006

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

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
December 31, 2006 ----------- (Unaudited)	March 31, 2006 ----------- (Audited)

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

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable
 Liabilities Related to Property Held for Sale

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at December 31 and March 31, 2006)
 General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$   731,583
36,241
190
0
-----------
768,014

667,135
16,597
0
398,302
0
-----------
$ 1,850,048
===========

$   443,646
224
7,827
10,138
4,500
5,148
0
-----------
471,483
-----------

4,077,795
807,733
0
-----------
4,885,528
-----------

(30,178)
-----------

(3,496,273)
19,488
-----------
(3,476,785)
-----------

$ 1,850,048
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
FOR THE THREE MONTHS ENDED DECEMBER 31,
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

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
 Partnership Units

Number of Limited Partnership Units
 Outstanding

$   42,836
5,595
725
----------
49,156
----------

112,401

57,688
19,574
21,370
11,215
10,024
0
----------
232,272
----------

(183,116)

46,219
91,957

(10)
8,906
-----------
$  (36,044)
===========

$  (35,684)
(360)
-----------
$  (36,044)
===========

$    (1.40)
===========

25,566
===========

$   36,150
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
FOR THE NINE MONTHS ENDED DECEMBER 31,
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

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
 Partnership Units

Number of Limited Partnership Units
 Outstanding

$   84,425
37,257
2,347
----------
124,029
----------

340,364

174,044
72,751
52,595
13,939
30,072
0
----------
683,765
----------

(559,736)

68,960
272,650

96
25,598
-----------
$ (192,432)
===========

$ (190,508)
(1,924)
-----------
$ (192,432)
===========

$    (7.45)
===========

25,566
===========

$  103,764
57,093
14,428
----------
175,285
----------

349,125

125,707
73,572
67,539
20,272
44,739
9,475
----------
690,429
----------

(515,144)

(136,770)
598,499

256
21,689
-----------
$  (31,470)
===========

$ (268,006)
236,536
-----------
$  (31,470)
===========

$   (10.48)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) --------------	Total -------
Balance at March 31, 2005 Net Income (Loss) Distributions Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Distributions Balance at December 31, 2006	$ (1,953,424) (268,006) (600,258) ----------- $ (2,821,688) ============= $ (3,168,987) (190,508) (136,778) ------------- $ (3,496,273) =============	$ (215,124) 236,536 0 ------------ $ 21,412 ============ $ 21,412 (1,924) 0 ------------ $ 19,488 ============	$ (2,168,548) (31,470) (600,258) ------------- $ (2,800,276) ============= $ (3,147,575) (192,432) (136,778) ------------- $ (3,476,785) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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

Cash and Cash Equivalents at End of Period

$(192,432)

0
30,072

(68,960)
(272,650)
(18,181)

(96)
(35,025)

(20,894)
0
(22,157)
2,634
0
0
513,572
----------
(84,117)
----------

46,947
148,698
(1,676)
----------
193,969
----------

(136,778)
0
----------
(136,778)
----------

(26,926)
758,509
----------
$ 731,583
==========

$ (31,470)

9,475
44,739

136,770
(598,499)
0

(256)
(57,093)

(12,661)
(101)
81
(143)
(2,039)
(12,506)
330,397
----------
(193,306)
----------

84,003
604,258
0
----------
688,261
----------

(600,034)
(4,000)
----------
(604,034)
----------

(109,079)
720,946
----------
$ 611,867
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

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

    Prior to fiscal 2007, the Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities. In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway realized an estimated net gain of $139,156 on Sale of this Project Partnership. This estimate will change as final financial information regarding this Project Partnership becomes available later in fiscal year 2007.

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

    Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income if any, from the individual Project Partnerships.

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

       Buildings                  27-1/2 years
       Equipment                       7 years

    Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date. Divernon meets such criteria as of March 31, 2006. Accordingly its balance sheet amounts are presented as held for sale on the consolidated balance sheet as of March 31, 2006. Gateway considered presentation as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows, however, as the results of operations and cash flows of Divernon are not significant to Gateway as a whole, such discontinued operations presentation is not made. Divernon was subsequently sold during April, 2006.

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

    Gateway holds variable interests in 74 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $667,135 at December 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

    The General Partners and its affiliates are entitled to compensation and reimbursement for costs and expenses for the nine months ended December 31 as follows:

                                                 2006              2005
                                               --------          --------
Asset Management Fee                           $340,364           $349,125
General and Administrative Expenses             174,044            125,707

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property information reported by the Consolidated Entity at September 30, 2006 is as follows:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 962,847 44,826 ----------- $1,039,673 ===========	$ 0 601,000 40,371 ---------- $ 641,371 ==========	$ 32,000 361,847 4,455 ---------- $ 398,302 ==========

    A summary of the rental property information reported by the Consolidated Entities at December 31, 2005 is as follows:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 ----------- $1,037,997 ===========	$ 0 573,112 38,187 ---------- $ 611,299 ==========	$ 32,000 388,059 6,639 ---------- $ 426,698 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years, the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At September 30, 2006 Sparta was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,925.

Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------            ------
     December 31, 2006       5,148
     December 31, 2007       5,263
     December 31, 2008       5,381
     December 31, 2009       5,501
     December 31, 2010       5,624
     Thereafter            785,964
                         ---------
     Total               $ 812,881

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

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of December 31, 2006, the Partnership holds a 99% interest in the profits, losses and tax credits as a limited partner in 73 Project Partnerships holding 77 properties, excluding the Consolidated Entity which owns and operates government assisted multi-family housing complexes.

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

    In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership investment, Gateway has estimated a net gain of $139,156 which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding this Project Partnership becomes available later in fiscal year 2007. Gateway recorded a gain on the sale despite receiving no proceeds because as of the date of sale, the liabilities of Divernon exceeded the carrying value of the assets.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received $39,378 in net proceeds and has estimated a net gain of $38,210 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    In October 2006, Gateway sold its Project Partnership investments in Albany Village Apartments and Hunters Ridge Apartments. Gateway received $97,410 in net proceeds and has estimated a net gain of $95,284 on the sale of these properties which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    A distribution of $136,778, or $5.34 per limited partnership unit, was made in December 2006 to the Limited Partners with respect to the above referenced sales of Floresville, Albany Village, and Hunters Ridge apartments.

    The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity at December 31, 2006:

DECEMBER 31, 2006 -----------	MARCH 31, 2006 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 16,845,973 (16,812,846) (745,476) ------------ (712,349) 2,116,581 (737,097) ------------ $ 667,135 ============	$ 17,228,138 (17,245,840) (771,541) ------------ (789,243) 2,176,055 (766,628) ------------ $ 620,184 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $20,491,160 for the period ended December 31, 2006 and cumulative suspended losses of $19,655,193 for the year ended March 31, 2006 are not included.

    The Partnership's equity as reflected by the Project Partnerships of $(21,968,964) differs from the Partnerships Investments in Project Partnerships before acquisition fees and expenses and amortization of $(712,349), primarily because of suspended losses on the Partnership's books.

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 9,384,544
51,424,697
476,698
------------
$61,285,939
============

$ 2,750,685
82,634,323
------------
85,385,008
------------

(21,968,964)
(2,130,105)
------------
(24,099,069)
------------
$61,285,939
============

$ 9,765,308
------------
6,561,924
1,487,440
2,490,699
------------
10,540,063
------------
$  (774,755)
============

$    (7,748)
============
$  (767,007)
835,967
------------

$    68,960
============

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
============

NOTE 7 - SALE OF PROJECT PARTNERSHIPS:

    Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to realize or obtain fair market value for its interest in the properties and ultimately liquidate the Project Partnerships. Gateway has not classified the Project Partnerships as held for sale in the accompanying financial statements because Gateway believes they do not meet all of the criteria required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

   Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include:

1) requirements by government agencies or the project's debt holder to continue to maintain the property in the low-income housing program, and
2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

   Originally, Gateway held 82 Project Partnerships which in turn held 87 properties. Of this total, 9 of the properties have been sold as of December 31, 2006 and another 5 have been sold subsequent to quarter-end. The following summarizes the most recent status of the Project Partnership sale/disposal process:

Project Partnerships currently listed for sale on a commercial real estate for sale website:

Mabank 1988                               Pleasant Valley

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Middleport                                Laurel Woods
Ashburn Housing                           Riverside Apartments
Kenly Housing                             Laurel Apartments

    Should all these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $901,000, or $35.24 per limited partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Gateway has approved the sale to the general partner of the Project Partnerships:

La Villa Elena                            Rio Abajo
Casa Linda                                Sage
Crosstown

    The estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be $2,499,000, or $97.74 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to closing of these sale transactions.

    Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Robinhood Apartments, Skyview Terrace, Crestwood Villa II, Fairview South, and Southwood Apartments. Gateway expects to receive and distribute to the Limited Partners approximately $264,000 or $10.32 per limited partnership unit in net proceeds from these sale transactions in the subsequent quarters.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

    As disclosed on the Statements of Operations, distribution income received from the Project Partnerships decreased $19,836 from $57,093 for the nine months ended December 31, 2005 to $37,257 for the nine months ended December 31, 2006. Rental revenue and rental operating expense decreased primarily due to the sale of Divernon in April, 2006. Equity in Income (Losses) of Project Partnerships for the nine months ended December 31, 2006 increased $205,730 from a loss of $136,770 for the nine months ended December 31, 2005 to income of $68,960 as a result of increased rental revenue and decreased total expenses of the Project Partnerships.

    In total, the Partnership had a net loss of $192,432 for the nine months ended December 31, 2006. The net loss increased for the nine months ended December 31, 2006 due to the current year gains on the sales of Divernon, Floresville, Albany Village, and Hunters Ridge not being as large as the gains on the sales of Rivermeade and Keysville that were recorded in the nine months ended December 31, 2005. After adjusting for amortization, changes in operating assets and liabilities, and the equity in income of Project Partnerships, net cash used in operating activities was $84,117. The net cash provided by investing activities was $193,969 resulting from cash distributions received from Project Partnerships and proceeds received from the sale of Floresville, Albany Village, and Hunters Ridge.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received $39,378 in net proceeds and has estimated a net gain of $38,210 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    In October 2006, Gateway sold its Project Partnership investments in Albany Village Apartments and Hunters Ridge Apartments. Gateway has received $97,410 in net proceeds and has estimated a net gain of $95,284 on the sale of these properties which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    A distribution of $136,778, at $5.34 per limited partnership unit, was made in December 2006 to the Limited Partners with respect to the above referenced sales of Floresville, Albany Village, and Hunters Ridge apartments.

Liquidity and Capital Resources -

    Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, and legal and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee due but unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors return of their original capital contribution.)

    The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At December 31, 2006, Gateway had $731,583 of short-term investments (Cash and Cash Equivalents). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. The General and Administrative operating costs were $174,044 for the nine months ending December 31, 2006.

Exit Strategy

    The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

    All but one of the Project Partnerships have reached the end of their tax-credit compliance period. As of December 31, 2006, eight of the Project Partnerships holding nine of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales are to be distributed to the Limited Partners of Gateway. In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway has estimated a net gain of $139,156 which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway has received $39,378 in net proceeds and has estimated a net gain of $38,210 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    In October 2006, Gateway sold its Project Partnership investments in Albany Village Apartments and Hunters Ridge Apartments. Gateway has received $97,410 in net proceeds and has estimated a net gain of $95,284 on the sale of these properties which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available later in fiscal year 2007.

    A distribution of $136,778, at $5.34 per limited partnership unit, was made in December 2006 to the Limited Partners with respect to the above referenced sales of Floresville, Albany Village, and Hunters Ridge apartments.

    Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to sell Gateways interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships. Refer to Note 7 - Sale of Project Partnerships for discussion of the process.

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

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: February 14, 2007           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2007           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2007           By:/s/ Sandra C. Humphreys
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

Date: February 14, 2007           By:/s/ Ronald M. Diner
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

Date: February 14, 2007           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund, Ltd.; (the "Partnership") on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
February 14, 2007

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
February 14, 2007