Form 10-K
period 2007-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2007-07-12
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 2007

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
 incorporation or organization)                   Identification No.)

      880 Carillon Parkway,   St. Petersburg,    Florida        33716
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code     (727) 567-1000

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Units of Limited Partnership Interest

                                                         Number of Record Holders
        Title of Class                                     as of March 31, 2007
        Limited Partnership Interest                              2,296
        General Partner Interest                                      2

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

DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II, III and IV - Registration Form S-11 and
all Amendments and Supplements thereto.
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

   Gateway initially held investments in 82 Project Partnerships holding 87 properties. As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen year tax credit compliance period. As of March 31, 2007, Gateway holds investments in 68 Project Partnerships, acquiring what is generally a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties. In October 1996 Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., became the sole general partner of one of the Project Partnerships, Village Apartments of Sparta, Limited Partnership ("Sparta"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

   The primary sources of funds for the year ended March 31, 2007 were interest income of $35,306 earned on cash and cash equivalents and $87,232 in distributions received from Project Partnerships. As of March 31, 2007 Gateway had $1,034,929 of Cash and Cash Equivalents, $278,126 of which are sales proceeds received upon sale of certain Project Partnerships and $277,902 of which were subsequently distributed to Limited Partners during May, 2007.

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

   The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed non-subsidized apartment properties. Risks related to the operations of Gateway are described in detail on pages 21 through 33 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-18142 ("Prospectus"), under the caption "Risk Factors" which is incorporated herein by reference.

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

   The investment objectives and policies of Gateway are described in detail on pages 33 through 38 of the Prospectus, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low-income housing. The capital contributions which were raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria. The Tax Credits have been delivered to Gateway and the fifteen year tax credit compliance period is now over for all but one of the Project Partnerships. Gateway is now disposing of its remaining interests.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   All but one of the Project Partnerships have reached the end of their Tax Credit compliance period. As of March 31, 2007, thirteen of the Project Partnerships holding fourteen of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales are to be distributed to the Limited Partners of Gateway. On a cumulative basis as of March 31, 2007, $1,409,198 representing $55.12 per Limited Partner unit have been distributed to Limited Partners and an additional $277,902 representing $10.87 per limited partner unit have been distributed in May, 2007.

   Gateway is currently in the process of disposing of its remaining investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period. Gateway's objective is to sell Gateway's interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships and in turn ultimately liquidate Gateway.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. No such contributions have been made during fiscal year 2007.

   Investors eventually may be allocated profits for tax purposes which exceed any cash Gateway distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Gateway. Similarly, in the event of a sale or foreclosure of an apartment complex, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to the investor as a result of such event.

   There is no assurance that investors will receive any cash distributions from the sale or refinancing of a Project Partnership. The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments.

   None.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 68 Project Partnerships and a general partner interest in one project partnership (Sparta), all together holding 73 properties as of March 31, 2007. The largest individual Project Partnership net investment as of March 31, 2007 comprises 16.63% of Gateway's total assets. The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Village Apartments of Sparta, as of December 31, 2006:
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ---------- ----------- ----- ------- ------- ------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Medway, OH

Union, OH

Bernalillo, NM

Truth/Consequences, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Ashland, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Waggaman, LA

Middlefield, OH

Mathis, TX

Sabinal, TX

Kingsland, TX

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

12

44

16

25

24

24

40

32

16

36

24

72

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

43

36

36

24

34

19

24

46

42

32

24

44

6/88

6/88

8/88

9/88

11/88

11/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

12/88

3/89

3/89

4/89

5/89

6/89

6/89

6/89

6/89

6/89

7/89

7/89

8/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

9/89

10/89

11/89

11/89

11/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

12/89

2/90

2/90

3/90

3/90

3/90

3/90

4/90

4/90

4/90

4/90

4/90

4/90

7/90

$ 1,861,785

1,194,870

2,172,404

1,930,608

810,389

879,994

2,177,840

1,332,776

1,433,117

1,425,263

1,507,290

1,412,886

754,259

1,478,675

1,812,786

1,192,946

1,630,043

1,788,673

1,825,799

1,549,636

6,332,935

1,501,865

1,861,648

1,830,752

1,420,783

1,975,445

1,872,428

510,427

2,028,335

651,160

1,167,852

1,039,281

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,303,309

1,427,004

814,227

1,497,433

607,608

1,029,328

1,396,662

1,762,725

1,420,816

1,874,064

1,582,204

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,748,700

1,580,305

1,350,227

1,084,390

780,115

1,161,513

583,005

969,816

1,957,868

1,558,446

1,506,207

821,329

1,866,911

88%

90%

94%

93%

100%

100%

98%

94%

97%

97%

100%

100%

94%

95%

100%

100%

74%

92%

100%

98%

97%

95%

96%

100%

96%

100%

100%

92%

95%

88%

100%

88%

96%

90%

91%

94%

89%

92%

94%

95%

96%

100%

100%

100%

100%

96%

93%

98%

98%

96%

88%

88%

94%

83%

73%

100%

91%

94%

97%

88%

100%

100%

88%

98%

98%

100%

100%

100%

-----2,598 =====	----------- $ 100,511,257 ===========

The average effective rental income per unit for the year-ended December 31, 2006 is $4,458 per year ($371 per month).

The average effective occupancy rate at December 31, 2006 was 94.8%

A summary of the book value of the fixed assets of the properties, excluding Sparta, as of December 31, 2006, 2005 and 2004 is as follows:

	12/31/06 --------	12/31/05 --------	12/31/04 --------
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 4,370,614 1,568,350 90,212,695 4,359,598 ------------ 100,511,257 53,702,442 ------------ $ 46,808,815 ============	$ 4,799,885 1,566,732 99,681,232 4,723,415 ------------ 110,771,264 56,049,471 ------------ $ 54,721,793 ============	$ 5,061,085 1,569,073 102,827,091 4,659,162 ------------ 114,116,411 54,943,648 ------------ $ 59,172,763 ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b) Approximate Number of Equity Security Holders:

                                       Number of Record Holders
   Title of Class                      as of March 31, 2007

Limited Partnership Interest                    2,296
General Partner Interest                            2

Item 6.  Selected Financial Data
	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 185,767	$ 227,383	$ 216,372	$ 201,958	$ 213,033
Net Loss	(190,201)	(378,769)	(1,018,200)	(55,577)	(771,799)
Equity in Income (Losses) of Project Partnerships	(26,727)	(107,224)	(371,209)	541,590	(253,927)
Total Assets	2,009,969	2,054,699	2,381,717	3,360,108	4,334,857
Investments In Project Partnerships	541,534	620,184	938,137	1,355,760	1,531,068
Per Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	..00 (10.40) (103.29)	..00 10.46 (135.51)	..00 13.65 (160.84)	2.01 10.59 (139.25)	2.49 10.80 (146.37)
Net Loss	(16.84)	(24.07)	(39.43)	(3.08)	(29.89)

   (A) The Tax information is as of December 31, the year end of Gateway for tax purposes.

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

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 (the "Act") mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas and certain provisions of the Act will require implementation by Gateway in subsequent years. In light of the additional requirements of the Act, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

Results of Operations -

   Interest income for the year ended March 31, 2007 of $35,306 represents an increase of $7,130 or 25%, over the fiscal year 2006 interest income of $28,176, which was an increase of $16,436 or 140% over the fiscal year 2005 interest income of $11,740. Increases in interest income over the prior two fiscal years result primarily from the increase in interest rates in each year. Interest income is generally one source of funds available to pay administrative costs of Gateway.

   Rental Income arises solely from two project partnerships, Sparta and Village Apartments of Divernon Limited Partnership which when considered with Gateway Project Partnerships are the ("Operating Entities"). As more fully discussed in Notes 2 and 7 of the accompanying financial statements, one of the Operating Entities, the Village Apartments of Divernon, was disposed of by Gateway early in fiscal year 2007. Rental income in fiscal year 2007 decreased by $24,086 or 18% to $109,342 as compared to fiscal year 2006 rental income of $133,428 and fiscal year 2005 rental income of $125,995.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway. General and Administrative expense incurred by the General Partner on behalf of Gateway increased $50,293 or 29% to $223,671 in fiscal year 2007 as compared to the fiscal year 2006 expense of $173,378. In fiscal year 2006 general and administrative expense was $56,747 or 49% higher than the fiscal year 2005 expense of $116,631. Administrative costs of administering Gateway have increased over the two year period in large part due to increased staff related solely to the disposition of the Project Partnerships. These administrative costs are funded from interest income received, distributions received from Project Partnerships, and from cash reserves which were funded at the inception of Gateway for the purpose of funding on-going administrative costs of Gateway.

   General and Administrative expense - Other, decreased in fiscal year 2007 by $27,309 or 21% to $101,732 as compared to $129,041 incurred in fiscal year 2006. Fiscal year 2006 General and Administrative expense - Other when compared to fiscal year 2005 increased $50,705, or 65% from the fiscal year 2005 expense of $78,336. Expenses for annual tax preparation and financial statement audits and quarterly reviews, third-party investor reporting services and any other third-party professional services incurred are included in this category of expenses. During fiscal year 2006, real estate valuation services expense of $20,700 was incurred which was not incurred in either fiscal year 2007 or fiscal year 2005. This incremental expense incurred in the prior year accounts for the majority of the decrease in 2007 versus the prior year expense incurred.

   Amortization expense was $0 in fiscal year 2007, a $181,818 decrease as compared to fiscal year 2006. Amortization expenses in fiscal year 2006 of $181,818 represented a $168,175 increase as compared to the fiscal year 2005 amortization expense of $13,643. During fiscal year 2006, the useful life of the acquisition fees and expense was changed from 35 years to 15 years to better reflect the economic life of those investments. Since all but one of the Project Partnerships exited their 15-year tax credit compliance period as of March 31, 2006, there was no amortization expense in fiscal year 2007.

   Nine Project Partnership investments were sold or otherwise disposed of during fiscal year 2007. Four of the Project Partnerships - Albany, Ltd., Burkesville, Ltd., Floresville Housing Ltd., and Village Apartments of Divernon Limited Partnership - were sold or otherwise disposed of during the first three quarters of fiscal year 2007. Gateway received sales proceeds for these four Project Partnership transactions totaling $148,698 which were distributed in fiscal year 2007 to the Limited Partners, less $11,920 in legal and other distribution related expenses, at $5.35 per limited partner unit. Five of the Project Partnerships - Applewood Apartments (Crestwood Villa II), Fairview South, Ltd., Robinhood Apartments, Ltd., Skyview Terrace Apartments, Ltd. and Southwood Apartments, Ltd. - were sold in the fourth quarter of fiscal year 2007. Gateway received net sales proceeds for these five Project Partnerships totaling $277,723 which have been distributed to the Limited Partners subsequent to the March 31, 2007 year-end (in May, 2007) at $10.87 per Limited Partner unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   During fiscal year 2006, two Project Partnership investments were sold, Keysville, L.P. and Rivermeade Associates. Gateway received sale proceeds totaling $604,258 which were distributed in December 2005 to the Limited Partners, less $4,000 in legal expenses, at $23.47 per limited partnership unit. The remaining $224 of this distribution is reflected as a Distribution Payable on the March 31, 2006 Balance Sheet. As disclosed on the Statement of Operations, Gateway reported a $598,499 gain on these sales transactions. One Project Partnership, Village Apartments of Divernon, was classified as of March 31, 2006 as held-for-sale on the consolidated balance sheet and as discussed above, was subsequently disposed of during fiscal year 2007.

   There were no Project Partnership sale or disposition transactions during fiscal year 2005.

   Including the May, 2007 distribution referred to above, cumulative distributions of sales proceeds since inception of Gateway to Limited Partners amount to $65.99 per unit.

   For the year ended March 31, 2007 the Project Partnerships reported losses of $26,727 which represents an $80,497 decrease as compared to the Losses from Project Partnerships for the year ended March 31, 2006 of $107,224. For the fiscal year ended March 31, 2005, the Project Partnerships reported a loss of $371,209. Typically, it is customary in the low-income housing tax credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero. Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the Losses from Project Partnerships recorded by Gateway decrease.

   In fiscal year 2007, the Gain on Sale of Project Partnerships amounted to $562,473, a decrease of $36,026 from the fiscal year 2006 Gain on Sale amount of $598,499. There was no gain on sale of Project Partnerships in fiscal year 2005. As more fully discussed herein, nine Project Partnership investments were sold or disposed of in fiscal year 2007 as compared to fiscal year 2006 when two Project Partnership investments were sold. The amount of the gain or loss on a sale of a Project Partnership is dependent upon the specifics related to each sale or disposition transaction. Refer to the discussion of each Project Partnership sold in the exit strategy section that follows.

   In total, Gateway reported a loss of $190,201 from operations for the year ended March 31, 2007. Cash and Cash Equivalents increased by $276,420 but of that increase, $277,902 results from sales proceeds arising from the sale of Project Partnerships during fiscal year 2007, which are for distribution to Limited Partners in fiscal 2008. After consideration of these sales proceeds, cash and cash equivalents decreased $1,482.

Liquidity and Capital Resources -

   Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal, and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee due but unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors return of their original capital contribution.)

   The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from operations of the Project Partnerships. At March 31, 2007, Gateway had $1,034,929 of short-term investments (Cash and Cash Equivalents). However, $278,126 of this balance represents proceeds Gateway received prior to March 31, 2007 from the sale of Project Partnership investments which is for distribution to Limited Partners and which was in fact distributed to Limited Partners subsequent to year-end in May, 2007. Management believes that sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to perhaps pay a small portion of the unpaid Asset Management Fee.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   For the year ending March 31, 2007, Gateway received $87,232 in cash distributions from the Project Partnerships and $35,306 in interest income which are available for payment of Gateway expenses. The General and Administrative operating costs (both General Partner and Other) were $325,403 in fiscal year 2007 and the Asset Management Fee expensed was $450,140, but note that no asset management fees were actually paid to the General Partner during fiscal year 2007.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period. Gateway's objective is to sell Gateway's interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships. Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project's debt holder to continue to maintain the property in the low-income housing program, and (2) a mortgage balance of the property which is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

   As of March 31, 2007, Gateway holds a limited partner interest in 68 Project Partnerships and a general partner interest in one project partnership (Sparta), together holding 73 properties which own and operate government assisted multi-family housing complexes. All but one of the Project Partnerships have reached the end of their Tax Credit compliance period. As of March 31, 2007, thirteen of the Project Partnerships holding fourteen of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway. Gateway at one time held investments in 82 Project Partnerships holding 87 properties. The transaction summaries for the Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2007 Disposition Activity:

   In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments. Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments. Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments. Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments. Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships

7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In October 2006, Gateway sold its Project Partnership investment in Hunters Ridge Apartments. Gateway received $47,616 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In October 2006, Gateway sold its Project Partnership investment in Albany Village Apartments. Gateway received $47,668 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a net gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway received $39,064 in net proceeds ($1.54 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a net gain on sale of $38,210 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon. Gateway did not receive any net proceeds from the disposition of this Project Partnership investment. Gateway recorded a net gain on sale of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations.

Fiscal Year 2006 Disposition Activity:

   In June 2005, Gateway sold its Project Partnership investment in Rivermeade Apartments I. Gateway received $ 329,950 in net proceeds ($12.90 per limited partnership unit). Gateway recorded a net gain on sale of $328,681 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   In June 2005, Gateway sold its Project Partnership investment in Rivermeade Apartments II. Gateway received $167,550 in net proceeds ($6.55 per limited partnership unit). Gateway recorded a net gain on sale of $167,060 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   In June 2005, Gateway sold its Project Partnership investment in Keysville Apartments. Gateway received $102,758 in net proceeds ($4.02 per limited partnership unit). Gateway recorded a net gain on sale in the amount of the net proceeds and which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2007:

Project Partnerships sold subsequent to March 31, 2007:

Laurel Woods Apartments

Subsequent to the March 31, 2007 year-end, Gateway sold its Project Partnership investment in Laurel Woods Apartments. Gateway realized approximately $220,000 in net proceeds or approximately $8.60 per Limited Partner unit from this sale transaction which will be distributed to Limited Partner unit holders in the 2nd quarter of fiscal year 2008.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Parkway Apartments Phase I               Crosstown Parkway Apartments Phase II
Pleasant Valley Apartments                         Casa Linda Apartments
La Villa Elena                                     Rio Abajo Apartments
Sage Apartments                                    Brookshire Apartments
Sandridge Apartments                               Limestone Apartments

7. Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $3,050,000, or $119.30 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 24-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Hollybrook III Apartments                           Middleport Villa Apartments
Kenly Court Apartments                              Meadows Apartments
Pulaski Village Apartments                          Riverside Apartments
Ashton Place Apartments

   Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $975,000, or $38.14 per Limited Partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Floral Acres Apartments Claremont Apartments
Pecan Grove Village Apartments I                    Pecan Grove Village Apartments II
Hunters Ridge Apartments                            Village Apartments of Centralia II
Village Apartments of Fortville II                  Village Apartments of Morgantown
Village Apartments of Sparta                        Village Apartments of Summitville

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$ 807,433 (1)	5,684	11,744	12,263	777,742
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities reflected on the Registrant's Balance Sheet under GAAP	$4,684,085 (2)	496,513	4,187,572	0	0

(1)  The Debt Obligations as of March 31, 2007 represent, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership. This entity is the "Combined Entity" and represents one Project Partnership in which Gateway has invested. As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Combined Entity. Since the general partner of the Combined Entity is now an affiliate of Gateway, these combined statements include these liabilities.

(2)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2007. This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     As a small business issuer, no information is required.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
   Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying consolidated balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2007 and 2006 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the years in the two year period ended March 31, 2007. These consolidated financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a certain Project Partnership for which $334,331 and $327,130 of net investment is included in these financial statements as of March 31, 2007 and 2006, respectively, and for which equity in its net income (loss) was $15,136 and ($40,561), respectively, for the years then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditors. The financial statements of Gateway Tax Credit Fund, Ltd. for the year ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
July 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
  Gateway Tax Credit Fund, Ltd.

   We have audited the accompanying consolidated statements of operations, partners'equity (deficit), and cash flows of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005. These consolidated financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of a certain Project Partnership for which net losses of $188,168 are included in the accompanying financial statements for the year ended March 31, 2005. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditors.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, partners'equity (deficit) and cash flows are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, partners'equity (deficit) and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners'equity (deficit) and cash flows. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of other auditors, the consolidated statements of operations, partners'equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Gateway Tax Credit Fund, Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SPENCE, MARSTON, BUNCH, MORRIS & CO.
CERTIFIED PUBLIC ACCOUNTANTS

Clearwater, Florida
September 8, 2005

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
March 31, 2007 and 2006
2007 ----	2006 ----

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
 Accounts Payable - Other
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current
 Liabilities Related to Property Held for Sale

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable
 Liabilities Related to Property Held for Sale

  Total Long Term Liabilities

Minority Interest in Local Limited Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding at
 March 31, 2007 and 2006)
 General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Equity (Deficit)

$   1,034,929
22,089
95
0
-----------
1,057,113

541,534
9,637
0
401,685
0
-----------
$ 2,009,969
===========

$  496,513
278,126
7,826
10,527
4,700
5,684
0
-----------
803,376
-----------

4,187,572
801,749
0
-----------
4,989,321
-----------
(30,271)
-----------

(4,014,192)
261,735
-----------
(3,752,457)
-----------
$ 2,009,969
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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

2007 ----	2006 ----	2005 ----

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
 Gain on Sale of Project Partnerships

Minority Interest in Income (Losses)
  of Consolidated Project Partnerships
Interest Subsidy
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
 Outstanding

$   109,342
72,730
3,695
----------
185,767
----------

450,140

223,671
101,732
74,651
49,638
39,382
0
----------
939,214
----------

(753,447)
----------

(26,727)
562,473

(39,246)
31,440
35,306
-----------
$  (190,201)
===========

$  (430,524)
240,323
-----------
$  (190,201)
===========

$    (16.84)
===========

25,566
===========

$   133,428
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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

	Limited Partners (Deficit) --------------	General Partners Equity (Deficit) ---------------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006 Net Income (Loss) Distributions Balance at March 31, 2007	$ (945,406) (1,008,018) ------------ (1,953,424) (615,305) (600,258) ------------ (3,168,987) (430,524) (414,681) ------------ $(4,014,192) ============	$ (204,942) (10,182) ----------- (215,124) 236,536 0 ----------- 21,412 240,323 0 ----------- $ 261,735 ===========	$(1,150,348) (1,018,200) ----------- (2,168,548) (378,769) (600,258) ------------ (3,147,575) (190,201) (414,681) ------------ $(3,752,457) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Amortization
   Depreciation
   Distributions Included in Distribution Income
   Accreted Interest Income on Investments in     Securities
   Equity in Losses of Project Partnerships
   Gain on Sale of Project Partnerships
   Minority Interest in (Income) Losses of     Consolidated Project Partnerships
Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   Decrease (Increase) in Prepaid Insurance
   (Decrease) Increase in Accounts Payable
   Increase in Distribution Payable
   Decrease (Increase) in Replacement Reserves
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

  Net Cash Provided by Investing Activities

Cash Flows from Financing Activities:
  Principal Payments on Debt
  Distributions to Limited Partners
  Expenses Related to Sale of Project Partnerships

  Net Cash Used In Financing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning
  of Year

Cash and Cash Equivalents at End of Year

$  (190,201)

0
39,382
(72,730)

0
26,727
(562,473)

39,246

(6,742)
95
(22,158)
0
9,594
200
389
676,216
---------
(62,455)
---------

87,232
0
(14,369)
430,436
0
---------
503,299
---------

(5,448)
(136,779)
(22,197)
---------
(164,424)
---------
276,420

758,509
---------
$1,034,929
==========

$  (378,769)

181,818
57,669
(89,743)

0
107,224
(598,499)

(398)

(7,710)
(101)
30,483
224
(190)
6,583
439
627,272
---------
(63,698)
---------

116,895
0
(7,221)
604,258
(1,703)
---------
712,229
---------

(6,710)
(600,258)
(4,000)
---------
(610,968)
---------
37,563

720,946
---------
$  758,509
==========

$(1,018,200)

13,643
59,648
(86,068)

(2,955)
371,209
0

(601)

(708)
(84)
(1,538)
0
(6,143)
33
671
48,255
---------
(622,838)
---------

118,839
142,000
(3,149)
0
0
---------
257,690
---------

(6,578)
0
0
---------
(6,578)
---------
(371,726)

1,092,672
---------
$  720,946
==========

Supplemental Cash Flow Information: Interest Paid	$ 19,632 ==========	$ 26,409 ==========	$ 27,917 ==========

Supplemental non-cash activities:
Increase in Distribution Payable                             $  277,902          $        0       $       0
Distribution to Limited Partners                               (277,902)                  0               0
                                                               ---------          ----------       ----------
                                                             $        0          $        0       $       0
                                                              ==========          ==========       ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007, 2006 AND 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes which qualify for Low-Income Housing Tax Credits ("Tax Credits") provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000, respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner of Gateway, respectively.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of properties will be allocated as specified in the Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Consolidated Statements

   The accompanying statements include, on a consolidated basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership and Village Apartments of Divernon Limited Partnership ("Operating Entities"), two Project Partnerships in which Gateway has invested. As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of the Operating Entities. Since the general partner of the Operating Entities is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Operating Entities for all years presented. All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Operating Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships. Gateway sold its investment in Village Apartments of Divernon during the fiscal year ended March 31, 2007 (See further discussion of this sale transaction in Note 7).

   Basis of Accounting

   Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

   Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Operating Entities, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all years prior to March 31, 2006, the period in which such intangible assets had been amortized was 35 years. In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional $171,067 of amortization expense was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during that year. The net amortization is shown as amortization expense on the Statements of Operations.

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships. No such funding to Operating Entities occurred during 2005, 2006, or 2007

Cash and Cash Equivalents

   Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents. Short-term investments are comprised of money market mutual funds.

Accounts Receivable

   Accounts receivable consists of tenant receivables of the Operating Entities. Tenant receivables are recorded when billed. An allowance for doubtful accounts has not been considered necessary based on historical loss experience. An account is considered past due when payment has not been rendered within thirty days of its due date. Uncollectible receivables are charged to rental revenue when project management has determined that collection efforts will not be successful.

Capitalization and Depreciation

   Land, buildings and improvements are recorded at cost and Gateway provides for depreciation using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

     Buildings                 27-1/2 years
     Equipment                      7 years

   Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date. The Village Apartments of Divernon met such criteria as of March 31, 2006. Accordingly its balance sheet amounts were presented as held for sale on the consolidated balance sheet as of March 31, 2006. For the year-ended March 31, 2006, Gateway considered presentation as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows, however, as the results of operations and cash flows of Village Apartments of Divernon were not significant to Gateway as a whole, such discontinued operations presentation was not made. Divernon was subsequently sold during April, 2006 (See further discussion of this sale transaction in Note 7).

   Expenditures for maintenance and repairs of the Operating Entities are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Statement of Operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Rental Income

   Rental income, principally from short-term leases on the Combined Entity's apartment units, is recognized as income under the accrual method as the rents become due.

Concentrations of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc.

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

Reclassifications

   For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform with the financial statement presentation used in 2007.

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December 2003. Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest. Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   As of March 31, 2007, Gateway holds variable interests in 69 VIEs, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $541,534 at March 31, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - RELATED PARTY TRANSACTIONS:

   The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. This payable is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2007, 2006 and 2005 were $450,140, $464,115 and $476,680, respectively.

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2007, 2006 and 2005 were $223,671, $173,378 and $116,631, respectively.

NOTE 4 - RENTAL PROPERTY:

   A summary of the rental property of the Operating Entities is as follows as of December 31, 2006:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 968,869 48,945 --------- $1,049,814 ==========	$ 0 609,241 38,888 -------- $648,129 ========	$ 32,000 359,628 10,057 -------- $401,685 ========

   A summary of the rental property of the Operating Entities is as follows as of December 31, 2005:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 961,171 44,826 --------- $1,037,997 ==========	$ 0 573,112 38,187 -------- $611,299 ========	$ 32,000 388,059 6,639 -------- $426,698 ========

NOTE 5 - MORTGAGE NOTE PAYABLE:

   The mortgage note payable for Sparta is the balance due on a note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years; the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At December 31, 2006 Sparta was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,926.

   Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------           --------
     12/31/07                5,684
     12/31/08                5,808
     12/31/09                5,936
     12/31/10                6,065
     12/31/11                6,198
     Thereafter            777,742
                         ----------
     Total               $ 807,433
                         ==========

   The mortgage note payable for Village Apartments of Divernon was classified on the consolidated balance sheet as of March 31, 2006 as Liabilities related to Property held for sale and was the balance due on the note dated October 2, 1989 in the amount of $416,113. The loan was at a stated interest rate of 8.75% for a period of 50 years, the loan also contained a provision for an interest subsidy which reduced the effective interest rate to 2.35%. On November 1, 2005, Rural Development, the holder of the note, suspended mortgage payments until further notice. Interest was still being accrued from the time of the suspension. As more fully described in Note 7 hereto, Gateway disposed of its interest in the Village Apartments of Divernon during the year ended March 31, 2007.

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and the Partnership loss for tax purposes:
	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (190,201)	$ (378,769)	$ (1,018,200)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(114,857)	(905,444)	(378,427)
Losses suspended for financial reporting purposes	(1,730,651)	(1,998,796)	(1,984,370)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(219,518)	219,027	58,355
Additional Gain on Sale of Project Partnerships for tax purposes	526,598	999,397	0

Items Expensed for Financial Statement purposes not expensed for Tax purposes:
  Asset Management Fee
  Amortization Expense
  Miscellaneous Income

Items Expensed for Tax purposes not expensed for Financial Statement purposes:
  Administrative Expense

	455,354 172,343 (58,505) (224) ------------	466,433 12,885 (89,491) 0 ------------	(356,406) 13,644 (133,949) 0 ------------
Gateway loss for tax purposes as of December 31	$(1,159,661) ============	$(1,674,758) ============	$(3,799,353) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 0 ============

   The Partnership's Investment in Project Partnerships is approximately $28,391,847 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax purposes.

   The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                              Financial          Tax
                              Reporting          Reporting
                              Purposes            Purposes            Differences

Investments in Local
Limited Partnerships         $   541,534         $(27,850,313)       $28,391,847

Other Assets                 $ 1,468,435         $    763,567        $   704,868

Liabilities                  $ 5,792,697         $    375,716        $ 5,416,981

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 2007, Gateway holds a 99% interest in the profits, losses and tax credits as a limited partner in 68 Project Partnerships and a general partner interest in Sparta, all together holding 73 properties which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution proceeds will be distributed according to each Project Partnership agreement.

   Gateway at one time held investments in 82 Project Partnerships holding 87 properties. As of March 31, 2007, Gateway has sold or otherwise disposed of its interest in 13 Project Partnerships which held 14 properties. The transactions summaries for the Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2007 Disposition Activity:

   In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments. Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments. Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments. Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments. Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

   In October 2006, Gateway sold its Project Partnership investment in Hunters Ridge Apartments. Gateway received $47,616 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In October 2006, Gateway sold its Project Partnership investment in Albany Village Apartments. Gateway received $47,668 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a net gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II. Gateway received $39,064 in net proceeds ($1.54 per limited partnership unit) for the sale of this Project Partnership. Gateway recorded a net gain on sale of $38,210 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2006.

   In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon. Gateway did not receive any net proceeds from the disposition of this Project Partnership investment. Gateway recorded a net gain on sale of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations.

Fiscal Year 2006 Disposition Activity:

   In June 2005, Gateway sold its Project Partnership investment in Rivermeade Apartments I. Gateway received $ 329,950 in net proceeds ($12.90 per limited partnership unit). Gateway recorded a net gain on sale of $328,681 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   In June 2005, Gateway sold its Project Partnership investment in Rivermeade Apartments II. Gateway received $167,550 in net proceeds ($6.55 per limited partnership unit). Gateway recorded a net gain on sale of $167,060 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   In June 2005, Gateway sold its Project Partnership investment in Keysville Apartments. Gateway received $102,758 in net proceeds ($4.02 per limited partnership unit). Gateway recorded a net gain on sale in the amount of the net proceeds and which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

   The following is a summary of Investments in Project Partnerships, excluding the Operating Entities at March 31, 2007 and 2006:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

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

Investments in Project Partnerships

$ 15,720,185 (15,751,914) (702,417) ------------ (734,146) 1,979,556 (703,876) ------------ $ 541,534 ============	$ 17,228,138 (17,245,840) (771,541) ------------ (789,243) 2,176,055 (766,628) ------------ $ 620,184 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $19,299,452 for the year ended March 31, 2007 and cumulative suspended losses of $19,655,193 for the year ended March 31, 2006 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The Partnership's equity as reflected by the Project Partnerships of $(20,692,359) differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(734,146), primarily because of suspended losses on the Partnership's books.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships, excluding the Operating Entities beginning on the date of combination, on a three month lag, below is the summarized financial information for the Gateway's Project Partnerships as of December 31 of each year:
2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Loss of Project Partnerships

$  8,441,716
46,808,815
876,557
------------
$56,127,088
============

$ 4,140,571
74,864,944
------------
79,005,515
------------

(20,692,359)
(2,186,068)
------------
(22,878,427)
------------

$56,127,088
============

$16,218,199

8,922,830
6,019,721
3,051,054
------------
17,993,605
------------
$(1,775,406)
============
$   (18,028)
============
$(1,757,378)
1,730,651
------------
$   (26,727)
============

$  8,866,220
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
============

   As of December 31, 2006, the largest Project Partnership constituted 8.4% and 8.0% of the consolidated total assets and consolidated total revenues. As of December 31, 2005, the largest Project Partnership constituted 7.6% and 7.5% of the consolidated total assets and consolidated total revenues.

NOTE 8 - SUBSEQUENT EVENTS:

   Subsequent to Gateway's year-end, Gateway sold its partnership interest in Laurel Woods Apartments. Gateway realized approximately $220,000 in net proceeds (approximately $8.60 per unit) from this sale transaction which will be distributed to Limited Partner Unit holders in the 2nd quarter of fiscal year 2008.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Year 2007                   Quarter 1     Quarter 2    Quarter 3    Quarter 4
                            6/30/2006     9/30/2006    12/31/2006    3/31/2007

Total Revenues              $  52,816     $  22,057     $  49,156    $  61,738

Net Income (Loss)           $ (10,816)    $(145,572)    $ (36,044)   $   2,231

Loss Per Weighted
Average Beneficial
Assignee Certificates
Outstanding                 $    (.42)    $   (5.64)     $  (1.40)   $   (9.38)

Year 2006                   Quarter 1     Quarter 2    Quarter 3     Quarter 4
                            6/30/2005     9/30/2005    12/31/2005    3/31/2006

Total Revenues              $  63,273     $  49,092     $  62,920    $  52,098

Net Income (Loss)           $(182,951)    $ 398,411     $(246,930)   $(347,299)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding    $   (7.08)    $   12.77     $  (9.65)   $  (13.59)

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

INDEPENDENT AUDITORS' REPORT
----------------------------

The Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership), as of December 31, 2006 and 2005, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, as of December 31, 2006 and 2005, and the results of its operations, changes in partners'equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates

Columbus, Ohio
February 17, 2007

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

   None

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

Item 9A(T).  Controls and Procedures

   Not applicable to Gateway's annual report for fiscal year ended March 31, 2007.

Item 9B.  Other Information

   None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

   Ronald M. Diner, age 63, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   J. Davenport Mosby III, age 51, is a Vice President and a Director. He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway. That policy is posted on RJF's Internet website at www.raymondjames.com. www.raymondjames.com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

   Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

   Information regarding the officers and directors of Raymond James Partners, Inc., is included on pages 51 and 52 of the Prospectus under the section captioned "Management" (consisting of pages 49 through 52 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

   Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2007.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006 and 2005.

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

   The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

   Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations. Totals incurred for the years ended March 31, 2007, 2006 and 2005 were $450,140, $464,115, and $476,680, respectively.

   General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis. These expenses are included in the Statements of Operations. Totals incurred for the years ended March 31, 2007, 2006 and 2005 were $223,671, $173,378, and $116,631, respectively.

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees billed by Gateway's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway's quarterly report on Form 10-Q for the year ended March 31, 2007 was $32,000. The aggregate fees billed by Gateway's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2007 for services pertaining to prior years audit reports were $2,000.

   The aggregate fees billed by Gateway's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway's quarterly report on Form 10-Q for the year ended March 31, 2006 was $26,000. The aggregate fees billed by Gateway's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2006 for review of certain quarterly reports on Form 10-Q were $1,400.

   Tax Fees

   During fiscal 2007 and 2006, Spence, Marston, Bunch, Morris & Co. was engaged to prepare Gateway's federal tax return, for which they billed $8,000 and $5,500 for 2007 and 2006, respectively.

   Other Fees

   The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway. The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services. During fiscal 2007, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

   Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

   Schedule IV - Mortgage loans on real estate

   All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (3) Exhibit Listing

Exhibit
Number  Description
3.1      Amended Certificate of Limited Partnership of Gateway Tax Credit Fund, Ltd. (Filed as
         an Exhibit to Registration Statement on Form S-11, File No. 33-18142 and incorporated herein by reference.)
4.1      The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the          Prospectus, File No. 33-18142, and incorporated herein by reference.)
23       The consent of Reznick Group, P.C. (Filed herewith.)
23       The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)
31.1     Certification required by Rule 15d-14(a).(Filed herewith.)
31.2     Certification required by Rule 15d-14(a).(Filed herewith.)
32       Certification required by Rule 15d-14(b).(Filed herewith.)

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 2006:
Partnership -----------	Location --------	# of Units -----	Mortgage Loan Balance -------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts.

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

Medway, OH

Union, OH

Bernalillo, NM

Truth or Consequences, NM

Fortville, IN

Summitville, IN

Yanceyville, NC

Millsboro, DE

Perryville, MD

Georgetown, DE

Federalsburg, MD

Laurel, DE

Easton, MD

Madison, OH

Thomaston, GA

Cairo, GA

Sylacauga, AL

Monroe, GA

Silver City, NM

Ashland, VA

Kalamazoo, MI

Demopolis, AL

McDonough, GA

Fernandina Beach, FL

Limestone, ME

Beaufort, NC

Rigby, ID

Scotts Hill, TN

Gallup, NM

Cascade, ID

Middleport, NY

Columbus, NE

Morgantown, IN

Ashburn, GA

Cuthbert, GA

Melrose, FL

Crescent City, FL

Hastings, FL

Norfolk, NE

Mabank, TX

Buena Vista, GA

Elizabethtown, NC

Quitman, GA

Cherokee, AL

Milton, FL

Winder, GA

Killen, AL

Madison, NC

Greeneville, TN

Centralia, IL

Poteau, OK

Barling, AR

Booneville, AR

Augusta, KS

Farmville, VA

Kenly, NC

Waggaman, LA

Middlefield, OH

Mathis, TX

Sabinal, TX

Kingsland, TX

Poteau, OK

Decatur, AR

Broken Bow, OK

Grove, OK

Grangeville, ID

Hartwell, GA

Pulaski, VA

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

12

44

16

25

24

24

40

32

16

36

24

72

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

43

36

36

24

34

19

24

46

42

32

24

44

$   1,430,868

911,483

1,427,326

1,357,862

653,598

714,038

1,434,201

1,055,660

1,055,428

1,066,499

1,126,470

1,098,253

577,625

1,157,138

1,434,110

944,413

1,372,279

1,425,015

1,343,913

1,238,790

3,576,399

1,131,665

1,353,715

1,280,948

1,119,466

1,442,301

1,392,218

397,714

1,434,881

430,366

924,594

768,261

771,156

1,027,891

800,477

454,150

988,953

681,995

2,370,496

1,084,891

640,984

1,127,171

479,449

854,471

1,056,307

1,385,310

1,139,113

1,454,027

1,175,386

781,148

555,278

858,198

1,312,559

1,873,467

1,295,035

1,306,620

981,513

1,061,734

853,267

589,763

824,658

451,869

754,826

1,447,822

1,215,574

1,121,254

654,081

1,356,554

------------
$ 74,864,944
============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 2006:
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

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

$  310,264

243,665

128,000

88,500

25,000

30,000

331,988

105,508

120,440

123,135

142,632

144,680

55,379

60,000

60,000

54,700

70,000

110,000

153,730

96,242

408,338

89,250

114,500

144,000

79,224

175,735

50,218

30,000

196,207

23,500

18,000

96,800

15,000

35,000

22,550

28,091

44,712

18,000

207,700

57,200

11,390

82,500

33,330

20,000

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

102,342

25,000

138,000

70,700

37,127

18,000

30,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

$  1,533,433

928,824

1,672,703

1,610,884

780,355

849,511

1,788,595

1,154,434

1,198,338

1,205,530

1,252,927

1,156,847

652,234

1,378,177

1,754,918

1,135,966

1,521,755

1,678,673

1,518,228

1,301,860

5,164,734

1,329,102

1,602,613

1,476,180

1,318,259

1,752,762

972,662

465,835

1,616,554

505,789

1,132,502

862,439

940,191

1,265,760

1,006,889

544,545

1,191,986

839,600

2,754,382

1,210,248

804,816

1,402,798

575,656

589,739

1,292,395

1,692,510

1,370,214

1,813,230

1,434,138

954,070

683,016

1,049,173

1,650,087

2,280,419

1,455,858

1,588,636

1,340,045

1,250,957

1,041,038

752,263

894,081

564,655

945,516

1,887,868

1,513,446

1,342,952

771,529

1,650,373

$  18,088

22,381

371,701

231,224

5,034

483

57,257

72,834

114,339

96,598

111,731

111,359

46,646

40,498

(2,132)

2,280

38,288

0

153,841

151,534

759,863

83,513

144,535

210,572

23,300

46,948

849,548

14,592

215,574

121,871

17,350

80,042

4,592

0

(1,144)

926

2,187

5,603

341,227

159,556

(1,979)

12,135

(1,378)

419,589

54,267

(3,285)

2,327

3,554

100,808

(14,292)

0

41,191

0

0

29,993

135,064

102,260

28,570

6,225

9,852

237,432

0

0

0

0

98,028

0

141,538

	-----------	------------	------------
	$ 5,766,017	$ 88,618,702	$ 6,126,538
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 2006:
Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment --------------	Total -----

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

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

$  324,659

251,096

187,734

107,245

25,000

30,000

349,456

30,382

35,899

27,853

86,281

40,971

20,761

60,000

60,000

54,700

70,000

110,000

161,550

106,742

600,414

102,229

142,601

147,400

79,224

181,070

87,187

30,000

275,483

29,041

18,000

98,308

15,000

35,000

22,550

28,091

44,712

18,000

268,767

112,306

11,390

82,500

33,330

21,619

50,000

73,500

48,275

57,280

47,258

36,450

33,000

62,500

32,500

101,300

105,846

25,000

138,000

70,700

37,127

18,000

30,000

18,350

24,300

70,000

45,000

65,227

49,800

75,000

$  1,537,126

943,774

1,984,670

1,823,363

785,389

849,994

1,828,384

1,302,394

1,397,218

1,397,410

1,421,009

1,371,915

733,498

1,418,675

1,752,786

1,138,246

1,560,043

1,678,673

1,664,249

1,442,894

5,732,521

1,399,636

1,719,047

1,683,352

1,341,559

1,794,375

1,785,241

480,427

1,752,852

622,119

1,149,852

940,973

944,783

1,265,760

1,005,745

545,471

1,194,173

845,203

3,034,542

1,314,698

802,837

1,414,933

574,278

1,007,709

1,346,662

1,689,225

1,372,541

1,816,784

1,534,946

939,778

683,016

1,090,364

1,650,087

2,280,419

1,482,347

1,723,700

1,442,305

1,279,527

1,047,263

762,115

1,131,513

564,655

945,516

1,887,868

1,513,446

1,440,980

771,529

1,791,911

$  1,861,785

1,194,870

2,172,404

1,930,608

810,389

879,994

2,177,840

1,332,776

1,433,117

1,425,263

1,507,290

1,412,886

754,259

1,478,675

1,812,786

1,192,946

1,630,043

1,788,673

1,825,799

1,549,636

6,332,935

1,501,865

1,861,648

1,830,752

1,420,783

1,975,445

1,872,428

510,427

2,028,335

651,160

1,167,852

1,039,281

959,783

1,300,760

1,028,295

573,562

1,238,885

863,203

3,303,309

1,427,004

814,227

1,497,433

607,608

1,029,328

1,396,662

1,762,725

1,420,816

1,874,064

1,582,204

976,228

716,016

1,152,864

1,682,587

2,381,719

1,588,193

1,748,700

1,580,305

1,350,227

1,084,390

780,115

1,161,513

583,005

969,816

1,957,868

1,558,446

1,506,207

821,329

1,866,911

	-----------	------------	------------
	$ 5,938,964	$ 94,572,293	$100,511,257
	===========	============	============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 2006:
Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life ----------------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

$  1,320,120

769,341

926,874

817,639

523,785

570,339

782,751

931,019

991,642

991,107

1,006,812

992,964

515,220

785,057

1,057,274

696,853

1,157,600

1,078,295

740,965

1,038,951

2,979,512

623,412

983,362

934,355

938,543

697,715

1,059,844

317,546

787,032

405,108

491,769

517,840

573,260

727,788

580,116

257,213

566,865

376,723

1,838,739

767,428

454,094

527,528

325,280

322,870

739,899

980,446

516,453

673,358

966,684

578,180

463,438

755,089

1,145,130

1,573,974

979,579

713,932

577,415

661,612

369,937

270,301

370,701

385,403

632,541

1,102,684

1,013,507

879,016

457.853

1,146,760

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

-----------
$53,702,442
===========

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of retired assets
  Other

	0 371,221 0 0 --------- (10,631,228) 0 ---------	$ 110,771,264 371,221 (10,631,228) ------------
Balance at end of period - December 31, 2006		$100,511,257 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2005 Adjustment to Prior Year's Depreciation Accumulated Depreciation of retired assets Current year expense	$ 56,049,471 0 (5,396,632) 3,049,603 -----------
Balance at end of period - December 31, 2006	$ 53,702,442 ============

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Sparta, as of December 31, 2006:
PARTNERSHIP -----------	# OF UNITS -----	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) -------

Laynecrest

Martindale

La Villa Elena

Rio Abajo

Fortville II

Summitville

Suncrest

Brandywine III

Concord IV

Dunbarton Oaks III

Federal Manor

Laurel Apts

Mulberry Hill IV

Madison

Hannah's Mill

Longleaf Apts.

Sylacauga Garden

Monroe Family

Casa Linda

Laurel Woods

Crosstown

Riverside Apts.

Brookshire Apts.

Sandridge Apts.

Limestone Estates

Eagle's Bay

Teton View

Scotts Hill

Sage

Claremont

Middleport

Oakwood Apts.

Morgantown

Ashburn Housing

Cuthbert Elderly

Sandhill Forest

Oakwood Grove

Hastings Manor

Lakewood Apts.

Mabank 1988

Buena Vista

Woodcroft

Spring Creek

Spring Creek

Milton Elderly

Winder Apartments

Hunters Ridge

Stone Arbor

Greeneville

Centralia II

Poteau IV

Barling

Booneville

Augusta

Meadows

Kenly Housing

River Road Apts.

Middlefield

Mathis Retirement

Sabinal Housing

Kingsland Housing

Poteau Prop. III

Decatur Properties

Broken Bow Prop II

Turtle Creek II

Pleasant Valley

Hartwell Elderly

Pulaski Village

48

30

54

42

24

24

40

32

32

32

32

32

16

39

50

36

42

48

41

40

201

40

46

46

25

40

40

12

44

16

25

24

24

40

32

16

36

24

72

42

24

32

18

24

43

48

40

40

40

24

32

48

48

66

40

48

43

36

36

24

34

19

24

46

42

32

24

44

$  1,430,868

911,483

1,427,326

1,357,862

653,598

714,038

1,434,201

1,055,660

1,055,428

1,066,499

1,126,470

1,098,253

577,625

1,157,138

1,434,110

944,413

1,372,279

1,425,015

1,343,913

1,238,790

3,576,399

1,131,665

1,353,715

1,280,948

1,119,466

1,442,301

1,392,218

397,714

1,434,881

430,366

924,594

768,261

771,156

1,027,891

800,477

454,150

988,953

681,995

2,370,496

1,084,891

640,984

1,127,171

479,449

854,471

1,056,307

1,385,310

1,139,113

1,454,027

1,175,386

781,148

555,278

858,198

1,312,559

1,873,467

1,295,035

1,306,620

981,513

1,061,734

853,267

589,763

824,658

451,869

754,826

1,447,822

1,215,574

1,121,254

654,081

1,356,554

10.63%

9.50%

9.00%

9.50%

9.00%

9.00%

9.00%

9.00%

9.50%

9.00%

9.00%

9.50%

9.50%

9.50%

9.50%

9.50%

9.00%

9.00%

9.50%

9.00%

7.88%

9.25%

8.75%

9.00%

9.00%

8.75%

8.25%

8.75%

8.75%

9.75%

8.75%

9.50%

9.25%

8.75%

8.75%

9.00%

9.50%

9.00%

8.75%

8.75%

9.25%

9.00%

9.00%

11.50%

9.25%

8.75%

9.00%

9.25%

9.25%

8.75%

9.00%

9.00%

8.25%

8.75%

8.75%

8.75%

8.75%

9.25%

9.50%

9.00%

9.00%

9.00%

8.75%

8.75%

9.00%

8.75%

8.75%

9.25%

$  13,193

7,591

11,397

11,306

5,214

5,691

11,372

8,429

8,822

8,270

8,994

9,191

4,822

9,604

11,920

7,852

10,941

11,294

11,167

9,677

36,182

8,204

10,486

10,071

8,910

11,153

10,261

3,073

11,087

3,750

7,144

6,379

6,226

7,935

6,189

3,615

8,215

5,412

18,332

8,345

5,187

8,912

4,591

5,223

8,547

10,709

9,032

11,759

9,511

6,031

4,777

7,382

10,250

14,465

10,010

11,366

9,625

8,579

7,082

4,674

6,554

3,569

5,801

11,110

9,818

8,646

5,045

10,978

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

30

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

50

33

50

50

50

50

50

50

50

50

50

50

50

------------$ 74,864,944 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 12, 2007               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: July 12, 2007               By:/s/ J. Davenport Mosby III
                                  J. Davenport Mosby III
                                  Director

Date: July 12, 2007               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 12, 2007               By:/s/ Sandra C. Humphreys
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 12, 2007               By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 12, 2007               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund, Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Gateway.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 12, 2007

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 12, 2007