Form 10-Q
period 2007-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2007-08-17
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ___________ to __________

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

PART I - Financial Information

Item 1.  Financial Statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET
June 30, 2007 ----------- (Unaudited)	March 31, 2007 ----------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Receivable - Other
 Prepaid Insurance

  Total Current Assets

 Investments in Project Partnerships, Net
 Replacement Reserves
 Rental Property at Cost, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Accounts Payable - Other
 Accrued Real Estate Taxes
 Tenant Security Deposits
 Mortgage Notes Payable - Current

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners
 Mortgage Notes Payable

  Total Long Term Liabilities

Minority Interest in Local Limited
Partnerships

Partners' Equity (Deficit):
 Limited Partners (25,566 units outstanding
 at June 30 and March 31, 2007)
 General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Equity     (Deficit)

$   969,839
22,089
150,562
95
-----------
1,142,585

532,042
9,637
391,839
-----------
$ 2,076,103
===========

$   494,769
223,464
147,562
3,635
10,527
4,700
5,684
-----------
890,341
-----------

4,289,708
801,749
-----------
5,091,457
-----------

(30,328)
-----------

(4,138,105)
262,738
-----------
(3,875,367)
-----------

$ 2,076,103
===========

$ 1,034,929
22,089
0
95
-----------
1,057,113

541,534
9,637
401,685
-----------
$ 2,009,969
===========

$   496,513
278,126
0
7,826
10,527
4,700
5,684
-----------
803,376
-----------

4,187,572
801,749
-----------
4,989,321
-----------

(30,271)
-----------

(4,014,192)
261,735
-----------
(3,752,457)
-----------

$ 2,009,969
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
2007 ----	2006 ----

Revenues:
 Rental
 Distribution Income
 Miscellaneous Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Rental Operating Expenses
 Interest
 Depreciation

  Total Expenses

Loss Before Equity in (Losses) Income of  Project Partnerships and Other Income

Equity in (Losses) Income of Project  Partnerships
Gain on Sale of Project Partnerships
Minority Interest in Losses of Consolidated  Project Partnership
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Limited Partners
 General Partners

Net Income (Loss) Per Number of Limited
 Partnership Units

Number of Limited Partnership Units
 Outstanding

$   27,335
38,683
0
----------
66,018
----------

102,137

51,792
10,787
18,663
4,549
9,846
----------
197,774
----------

(131,756)

(2,355)
223,005

57
11,379
-----------
$  100,330
===========

$   99,327
1,003
-----------
$  100,330
===========

$     3.89
===========

25,566
===========

$   28,005
23,901
910
----------
52,816
----------

114,248

54,967
12,310
31,444
1,362
10,024
----------
224,355
----------

(171,539)

9,722
142,988

138
7,875
-----------
$  (10,816)
===========

$  (10,708)
(108)
-----------
$  (10,816)
===========

$     (.42)
===========

25,566
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
	Limited Partners Equity (Deficit) --------------	General Partners Equity (Deficit) --------------	Total -------
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Income Distributions Balance at June 30, 2007	$ (3,168,987) (10,708) ------------- $ (3,179,695) ============= $ (4,014,192) 99,327 (223,240) ------------- $ (4,138,105) =============	$ 21,412 (108) ------------ $ 21,304 ============ $ 261,735 1,003 0 ------------ $ 262,738 ============	$ (3,147,575) (10,816) ------------- $ (3,158,391) ============= $ (3,752,457) 100,330 (223,240) ------------- $ (3,875,367) =============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
2007 ----	2006 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
   Depreciation
   Current Year Equity in Losses (Income) of Project     Partnerships
   Gain on Sale of Project Partnerships
   Minority Interest in Losses of Consolidated
    Project Partnership
   Distribution Income
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

Cash and Cash Equivalents at End of Period

$ 100,330

9,846

2,355
(223,005)

(57)
(38,683)

0
(4,191)
0
0
100,392
----------
(53,013)
----------

45,819
225,240
----------
271,059
----------

(277,902)
(5,234)
----------
(283,136)
----------

(65,090)
1,034,929
----------
$ 969,839
==========

$ (10,816)

10,024

(9,722)
(142,988)

(138)
(23,901)

(2,936)
(23,752)
(44)
200
167,506
----------
(36,567)
----------

30,120
0
----------
30,120
----------

0
0
----------
0
----------

(6,447)
758,509
----------
$ 752,062
==========

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Limited Partners
Increase in Receivable - Other
Increase in Deferred Gain on Sale of Project Partnerships
Increase in Payable to General Partner

$ 223,240 (223,240) (150,562) 147,562 3,000 ---------- $ 0 ==========	$ 0 0 0 0 0 ---------- $ 0 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida. Operations commenced on June 30, 1988. Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes which qualify for Low-Income Housing Tax Credits ("Tax Credits"). Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). Gateway closed the offering on March 1, 1990 after receiving Limited and General Partner capital contributions of $25,566,000 and $1,000 respectively. The fiscal year of Gateway for reporting purposes ends on March 31.

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

    Prior to fiscal 2008, the Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities. In April 2006, Gateway sold its Project Partnership investment in Divernon. Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway realized a net gain of $151,256 on the disposition of this Project Partnership.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Accounts Receivable

    Accounts receivable consists of tenant receivables of the Consolidated Entity. Tenant receivables are recorded when billed. An allowance for doubtful accounts has not been considered necessary based on historical loss experience. An account is considered past due when payment has not been rendered within thirty days of its due date. Uncollectible receivables are charged to rental revenue when project management has determined that collection efforts will not be successful.

Capitalization and Depreciation

    Land, buildings and improvements are recorded at cost and Gateway provides for depreciation using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

       Buildings                  27-1/2 years
       Equipment                       7 years

    Expenditures for maintenance and repairs of the Consolidated Entity are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Statement of Operations.

Rental Income

    Rental income, principally from short-term leases on the Consolidated Entity's apartment units, is recognized as income under the accrual method as the rents become due.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

    Gateway holds variable interests in 67 VIE's, which consist of Project Partnerships and the Consolidated Entity, 66 of which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $532,042 at June 30, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2007. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS:

    The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

    The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses for the three months ended June 30, as follows:

                                                 2007              2006
                                               --------          --------
Asset Management Fee                           $102,137           $114,248
General and Administrative Expenses              51,792             54,967

NOTE 4 - RENTAL PROPERTY:

    A summary of the rental property information reported by the Consolidated Entity at March 31, 2007 is as follows:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 968,869 48,945 ----------- $1,049,814 ===========	$ 0 617,604 40,371 ---------- $ 657,975 ==========	$ 32,000 351,265 8,574 ---------- $ 391,839 ==========

    A summary of the rental property information reported by the Consolidated Entity at December 31, 2006 is as follows:
	Cost ------	Accumulated Depreciation ------------	Book Value -----
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 968,869 48,945 ----------- $1,049,814 ===========	$ 0 609,241 38,888 ---------- $ 648,129 ==========	$ 32,000 359,628 10,057 ---------- $ 401,685 ==========

NOTE 5 - MORTGAGE NOTE PAYABLE:

    The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361. The loan is at a stated interest rate of 6.125% for a period of 50 years; the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%. At March 31, 2007, Sparta was in compliance with the terms of the subsidy agreement and is receiving the reduced rate which makes the monthly payments $1,926.

Expected maturities of the mortgage note payable are as follows:

     Year Ending            Amount
     -----------            ------
     December 31, 2007       5,684
     December 31, 2008       5,808
     December 31, 2009       5,936
     December 31, 2010       6,065
     December 31, 2011       6,198
     Thereafter            777,742
                         ---------
     Total               $ 807,433

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2007, Gateway holds a 99% interest in the profits, losses and tax credits as a limited partner in 66 Project Partnerships and a general partner interest in Sparta, all together holding 71 properties which own and operate government assisted multi-family housing complexes.

    Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution proceeds will be distributed according to each Project Partnership agreement.

    Gateway at one time held investments in 82 Project Partnerships holding 87 properties. As of June 30, 2007, Gateway has sold or otherwise disposed of its interest in 15 Project Partnerships which held 16 properties. The transactions summaries for the Project Partnerships sold during the past two fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

    In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments. Gateway received $223,240 in net proceeds ($8.73 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of June 30, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the June 30, 2007 quarter-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

    In April 2007, Gateway sold its Project Partnership investment in Ashton Place Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to June 30, 2007, the estimated net proceeds and gain on the sale of this investment is $147,562 which is being deferred on the Balance Sheet of Gateway as of June 30, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale was subsequently received in August 2007 and will be distributed to the Limited Partners during the third quarter of fiscal year 2008.

Fiscal Year 2007 Disposition Activity:

    In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments. Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partner in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments. Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operation. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments. Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments. Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

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

    In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon. Gateway did not receive any net proceeds from the disposition of this Project Partnership investment. Gateway recorded a net gain on sale of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

    The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity at June 30, 2007:
JUNE 30, 2007 -----------	MARCH 31, 2007 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
adjustments

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 15,277,843 (15,270,487) (703,359) ------------ (696,003) 1,923,851 (695,806) ------------ $ 532,042 ============	$ 15,720,185 (15,751,914) (702,417) ------------ (734,146) 1,979,556 (703,876) ------------ $ 541,534 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $18,616,739 for the period ended June 30, 2007 and cumulative suspended losses of $19,299,452 for the year ended March 31, 2007 are not included.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    Gateway's equity as reflected by the Project Partnerships of $(19,925,953) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(696,003), primarily because of suspended losses on Gateway's books.

    In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding the Consolidated Entity beginning on the date of combination, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 ----	2006 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in (Losses) Income of Project Partnerships

$ 8,393,357
44,986,806
949,671
------------
$54,329,834
============

$ 3,830,500
72,553,721
------------
76,384,221
------------

(19,925,953)
(2,128,434)
------------
(22,054,387)
------------
$54,329,834
============

$ 3,057,708
------------
2,052,199
417,317
738,403
------------
3,207,919
------------
$  (150,211)
============

$    (1,502)
============
$  (148,709)
146,354
------------

$    (2,355)
============

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
============

NOTE 7 - SUBSEQUENT EVENTS:

    Subsequent to the June 30, 2007 quarter-end, Gateway sold its partnership interest in Brookshire Apartments and Sandridge Apartments. Gateway received approximately $494,000 in net proceeds (approximately $19.32 per unit) from these sale transactions. The proceeds from these sales have been distributed to Limited Partner Unit holders in August 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    As disclosed on the Statements of Operations, distribution income received from the Project Partnerships increased $14,782 from $23,901 for the three months ended June 30, 2006 to $38,683 for the three months ended June 30, 2007. Rental revenue for the three months ended June 30, 2007 was comparable to the three months ended June 30, 2006. Equity in (Losses) Income of Project Partnerships for the three months ended June 30, 2007 decreased $12,077 from income of $9,722 for the three months ended June 30, 2006 to a loss of $2,355.

    In total, Gateway had net income of $100,330 for the quarter-ended June 30, 2007 as compared to a net loss of $10,816 for the three months ended June 30, 2006. The net income for the three months ended June 30, 2007 is primarily a result of the gain on the sale of Laurel Woods. As compared to the prior year quarter, this gain was larger than the gain on the sale of Divernon that was recorded in the three months ended June 30, 2006. After adjusting for changes in operating assets and liabilities, and the equity in losses of Project Partnerships, net cash used in operating activities was $53,013. The net cash provided by investing activities was $271,059 resulting from distributions received from Project Partnerships and sales proceeds received from the sale of Laurel Woods.

    In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments. Gateway received $223,240 in net proceeds and recorded a net gain of $223,240 on the sale of this property which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

    In addition, in first quarter 2008, $147,562 of Gain on Sale of Project Partnerships related to the sale of Ashton Place Apartments was deferred for revenue recognition purposes and is reflected on the Balance Sheet as of June 30, 2007. This Deferred Gain will be recognized on the Statement of Operations in the second quarter of fiscal year 2008.

    Subsequent to June 30, 2007, Gateway sold its Project Partnership investments in Sandridge Apartments and Brookshire Apartments. Gateway has received approximately $494,000 in net proceeds and has estimated a net gain of $493,765 on the sale of these properties which will be recorded in the quarter ended September 30, 2007.

    A distribution of $716,871, or $28.04 per limited partnership unit, was made in August 2007 to the Limited Partners with respect to the above referenced sales of Laurel Woods, Sandridge Apartments and Brookshire Apartments.

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

    The sources of funds to pay the operating costs are short-term investments and interest earned thereon, and cash distributed to Gateway from the operations of the Project Partnerships. At June 30, 2007, Gateway had $969,839 of short-term investments (Cash and Cash Equivalents). However, $223,464 of this balance represents proceeds Gateway received prior to June 30, 2007 from the sale of Project Partnership investments which is for distribution to Limited Partners and which was in fact distributed to Limited Partners subsequent to quarter-end (in August 2007). Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Exit Strategy

    The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Gateway is currently in the process of disposing of its investments in Project Partnerships, which have reached the end of their fifteen year Tax Credit compliance period. Gateway's objective is to sell Gateway's interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships. Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project's debt holder to continue to maintain the property in the low-income housing program, and (2) a mortgage balance of the property which is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

    As of June 30, 2007, Gateway holds a limited partner interest in 67 Project Partnerships and a general partner interest in one project partnership (Sparta), together holding 72 properties which own and operate government assisted multi-family housing complexes. All but one of the Project Partnerships have reached the end of their Tax Credit compliance period. As of June 30, 2007, fifteen of the Project Partnerships holding sixteen of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway. Gateway at one time held investments in 82 Project Partnerships holding 87 properties. The transaction summaries for the Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

    In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments. Gateway received $223,240 in net proceeds ($8.73 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of June 30, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. Subsequent to the June 30, 2007 quarter-end, the net proceeds from this sale transaction were distributed to the Limited Partners.

    In April 2007, Gateway sold its Project Partnership investment in Ashton Place Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to June 30, 2007, the estimated net proceeds and gain on the sale of this investment is $147,562 which is being deferred on the Balance Sheet of Gateway as of June 30, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale was subsequently received in August 2007 and will be distributed to the Limited Partners during the third quarter of fiscal year 2008.

Fiscal Year 2007 Disposition Activity:

    In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments. Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments. Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments. Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

    In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments. Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

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

    In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon. Gateway did not receive any net proceeds from the disposition of this Project Partnership investment. Gateway recorded a net gain on sale of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

    The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2007:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Project Partnerships sold subsequent to June 30, 2007:

Brookshire Apartments                     Sandridge Apartments

    Subsequent to the June 30, 2007 quarter-end, Gateway sold its Project Partnership investments in Brookshire Apartments and Sandridge Apartments. Gateway received approximately $494,000 in net proceeds or approximately $19.32 per Limited Partner unit from these sales transaction which have been distributed to Limited Partner unit holders in the 2nd quarter of fiscal year 2008 (August 2007).

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Parkway Apartments Phase I      Crosstown Parkway Apartments Phase II
Pleasant Valley Apartments                Casa Linda Apartments
La Villa Elena                            Rio Abajo Apartments
Sage Apartments                           Limestone Apartments
Hunters Ridge Apartments                  Greeneville Landing

    These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,690,000, or $66.10 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 24-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Hollybrook III Apartments                 Middleport Villa Apartments
Kenly Court Apartments                    Riverside Apartments
Pulaski Village Apartments

    Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $650,000, or $25.42 per Limited Partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Floral Acres Apartments                   Claremont Apartments
Pecan Grove Village Apartments I           Pecan Grove Village Apartments II
Village Apartments of Centralia II        Village Apartments of Summitville
Village Apartments of Fortville II         Village Apartments of Morgantown
Village Apartments of Sparta

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

    Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the Managing General Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

    Not applicable to Gateway.

PART II - Other Information

Item 1.  Legal Proceedings.

    None.

Item 1A. Risk Factors

    No material changes from those previously reported on Gateway's March 31,
    2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.  Defaults upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: August 17, 2007             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: August 17, 2007             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 17, 2007             By:/s/ Sandra C. Humphreys
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

Date: August 17, 2007             By:/s/ Ronald M. Diner
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

Date: August 17, 2007             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund, Ltd.; (the "Partnership") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
August 17, 2007

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
August 17, 2007