Form 10-Q
period 2007-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2007-11-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

                                [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:            0-17711

Gateway Tax Credit Fund, Ltd.
(Exact name of Registrant as specified in its charter)

Florida	59-2852555
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number Including Area Code	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has  been subject  to such filing requirements for the past 90 days.

YES X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information
Item 1. Financial Statements:
GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET

	September 30,	March 31,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$650,978	$1,034,929
Investments in Securities	202,789	-
Accounts Receivable	26,718	22,089
Receivable from General Partners	318,720	-
Receivable - Other	28,000	-
Prepaid Insurance	95	95

Total Current Assets	1,227,300	1,057,113

Investments in Project Partnerships, net	571,174	541,534
Replacement Reserves	9,637	9,637
Rental Property at Cost, net	381,993	401,685

Total Assets	$2,190,104	$2,009,969

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$486,122	$496,513
Distribution Payable	506,278	278,126
Deferred Gain on Sale of Project Partnerships	27,362	-
Accounts Payable - Other	5,435	7,826
Accrued Real Estate Taxes	10,527	10,527
Tenant Security Deposits	4,700	4,700
Mortgage Notes Payable - Current	5,684	5,684

Total Current Liabilities	1,046,108	803,376

Long-Term Liabilities:
Payable to General Partners	4,388,823	4,187,572
Mortgage Notes Payable	801,749	801,749

Total Long-Term Liabilities	5,190,572	4,989,321

Minority Interest in Local Limited
Partnership	(30,385)	(30,271)

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at September 30, 2007 and March 31, 2007)	(4,603,051)	(4,014,192)
General Partners	586,860	261,735

Total Partners' Deficit	(4,016,191)	(3,752,457)

Total Liabilities and Partners' Deficit	$2,190,104	$2,009,969

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Revenues:
Rental	$27,336	$13,584
Distribution Income	4,663	7,761
Miscellaneous Income	-	712

Total Revenues	31,999	22,057

Expenses:
Asset Management Fee - General Partner	99,115	113,715
General and Administrative:
General Partner	52,772	61,389
Other	39,011	40,867
Rental Operating Expenses	18,663	(219)
Interest	4,550	1,362
Depreciation	9,846	10,024

Total Expenses	223,957	227,138

Loss Before Equity in Income of Project
Partnerships and Other Income	(191,958)	(205,081)

Equity in Income of Project Partnerships	39,132	13,019
Gain on Sale of Project Partnerships	681,369	37,705
Minority Interest in Loss (Income) of Consolidated
Project Partnership	57	(32)
Interest Income	11,540	8,817

Net Income (Loss)	$540,140	$(145,572)

Allocation of Net Income (Loss):
Limited Partners	$534,738	$(144,116)
General Partners	5,402	(1,456)

	$540,140	$(145,572)

Net Income (Loss) Per Limited Partnership Unit	$20.92	$(5.64)

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Revenues:
Rental	$54,671	$41,589
Distribution Income	43,346	31,662
Miscellaneous Income	-	1,622

Total Revenues	98,017	74,873

Expenses:
Asset Management Fee - General Partner	201,252	227,963
General and Administrative:
General Partner	104,564	116,356
Other	49,798	53,177
Rental Operating Expenses	37,326	31,225
Interest	9,099	2,724
Depreciation	19,692	20,048

Total Expenses	421,731	451,493

Loss Before Equity in Income of Project
Partnerships and Other Income	(323,714)	(376,620)

Equity in Income of Project Partnerships	36,777	22,741
Gain on Sale of Project Partnerships	904,374	180,693
Minority Interest in Loss of Consolidated
Project Partnership	114	106
Interest Income	22,919	16,692

Net Income (Loss)	$640,470	$(156,388)

Allocation of Net Income (Loss):
Limited Partners	$634,065	$(154,824)
General Partners	6,405	(1,564)

	$640,470	$(156,388)

Net Income (Loss) Per Limited Partnership Unit	$24.80	$(6.06)

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2006	$(3,168,987)	$21,412	$(3,147,575)

Net Loss	(154,824)	(1,564)	(156,388)

Distributions	(40,000)	-	(40,000)

Balance at September 30, 2006	$(3,363,811)	$19,848	$(3,343,963)

Balance at March 31, 2007	$(4,014,192)	$261,735	$(3,752,457)

Capital Contributions	-	318,720	318,720

Net Income	634,065	6,405	640,470

Distributions	(1,222,924)	-	(1,222,924)

Balance at September 30, 2007	$(4,603,051)	$586,860	$(4,016,191)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$640,470	$(156,388)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Depreciation	19,692	20,048
Amortized Premium on Investments in Securities	53	-
Current Year Equity in Income of Project Partnerships	(36,777)	(22,741)
Gain on Sale of Project Partnerships	(904,374)	(180,693)
Minority Interest in Loss of Consolidated Project Partnership	(114)	(106)
Distribution Income	(43,346)	(29,430)
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	(4,629)	(9,252)
Increase in Interest Receivable	(2,577)	-
Decrease in Accounts Payable	(2,391)	(27,662)
Decrease in Replacement Reserves	-	1,429
Increase in Security Deposits	-	200
Increase in Payable to General Partners	190,860	342,696
Net Cash Used in Operating Activities	(143,133)	(61,899)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	50,483	41,352
Proceeds from Sale of Project Partnerships	911,218	40,000
Purchase of Investment Securities	(200,266)	-
Net Cash Provided by Investing Activities	761,435	81,352

Cash Flows from Financing Activities:
Distributions to Limited Partners	(994,772)	-
Expenses Related to Sale of Project Partnerships	(7,481)	(1,440)
Net Cash Used in Financing Activities	(1,002,253)	(1,440)

(Decrease) Increase in Cash and Cash Equivalents	(383,951)	18,013
Cash and Cash Equivalents at Beginning of Year	1,034,929	758,509

Cash and Cash Equivalents at End of Period	$650,978	$776,522

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$501,335	$40,000
Distribution to Limited Partners	(501,335)	(40,000)
Increase in Receivable - Other	(28,000)	-
Increase in Deferred Gain on Sale of Project Partnerships	27,362	-
Increase in Payable to General Partners	638	-
Increase in Receivable from General Partners	(318,720)	-
Capital Contributions	318,720	-
	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of September 30, 2007, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of property are allocated as specified in the Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), with the exception of the Consolidated Entity (as defined below), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Consolidated Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero.  The suspended losses will be used to offset future income if any, from the individual Project Partnerships.  Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the six-month period ended September 30, 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the six months ended September 30, 2007.

Consolidated Entity Statements

The accompanying statements include, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Consolidated Entity"), a Project Partnership in which Gateway has invested.  As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc., became the general partner of the Consolidated Entity.  Since the general partner of the Consolidated Entity is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Consolidated Entity for all periods presented.  All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of the Consolidated Entity on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

Prior to fiscal year 2007, Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities.  In April 2006, Gateway sold its Project Partnership investment in Divernon.  Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway realized a net gain of $151,256 on Sale of this Project Partnership.

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

Expenditures for maintenance and repairs of the Consolidated Entity are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.  The resulting gains and losses are reflected in the Consolidated Statement of Operations.

Rental Income

Rental income, principally from short-term leases on the Consolidated Entity's apartment units, is recognized as income under the accrual method as the rents become due.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") (refer to Note 3 below).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December 2003.  Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 63 VIE’s, which consist of Project Partnerships and the Consolidated Entity, 62 of which Gateway is not the primary beneficiary.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIE’s, which is approximately $571,174 at September 30, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $2,789.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  The estimated market value at September 30, 2007 of the securities is $201,422 resulting in a gross unrealized loss of $1,367.

As of September 30, 2007, the cost and accrued interest/unamortized premiums of the securities by contractual maturities is as follows:

Due within 1 year	$ 202,789
After 1 year through 5 years	0
Total Amount Carried on Balance Sheet	$ 202,789

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of the Payable to General Partners classified as long-term on the Consolidated Balance Sheet.

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the six months ended September 30, 2007 and 2006 were $201,252 and $227,963, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the six months ended September 30, 2007 and 2006 were $104,564 and $116,356, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 8, Summary of Disposition Activities herein.

NOTE 5 - RENTAL PROPERTY:

A summary of the rental property information reported by the Consolidated Entity at June 30, 2007 is as follows:

	Cost	Accumulated Depreciation	Book Value
Land Buildings Furniture and Appliances Net Book Value	$32,000 968,869 48,945 1,049,814	$0 627,752 40,069 667,821	$32,000 341,117 8,876 381,993

A summary of the rental property information reported by the Consolidated Entity at December 31, 2006 is as follows:

	Cost	Accumulated Depreciation	Book Value
Land Buildings Furniture and Appliances Net Book Value	$32,000 968,869 48,945 1,049,814	$0 609,241 38,888 648,129	$32,000 359,628 10,057 401,685

NOTE 6 - MORTGAGE NOTE PAYABLE:

The mortgage note payable for Sparta is the balance due on the note dated December 1, 1998 in the amount of $827,361.  The loan is at a stated interest rate of 6.125% for a period of 50 years; the loan also contains a provision for an interest subsidy which reduces the effective interest rate to 2.325%.

Expected maturities of the mortgage note payable are as follows:

Year Ending	Amount
December 31, 2007	5,684
December 31, 2008	5,808
December 31, 2009	5,936
December 31, 2010	6,065
December 31, 2011	6,198
Thereafter	777,742
Total	$807,433

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2007, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 62 Project Partnerships and a general partner interest in Sparta, all together holding 67 properties which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity, as of:

	September 30,	March 31,
	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$14,244,577	$15,720,185

Cumulative equity in losses of Project Partnerships (1)	(14,125,233)	(15,751,914)

Cumulative distributions received from Project Partnerships	(682,309)	(702,417)

Investment in Project Partnerships before Adjustment	(562,965)	(734,146)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,799,915	1,979,556
Accumulated amortization of acquisition
fees and expenses	(665,776)	(703,876)

Investments in Project Partnerships	$571,174	$541,534

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $17,709,424 for the period ended September 30, 2007 and cumulative suspended losses of $19,299,452 for the year ended March 31, 2007 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding the Consolidated Entity beginning on the date of combination, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of June 30 and the summarized statements of operations for the three months ended June 30 of each year:

	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$7,939,952	$9,374,182
Investment properties, net	41,057,452	53,061,465
Other assets	905,333	465,794
Total assets	$49,902,737	$62,901,441

Liabilities and Partners' Deficit:
Current liabilities	$3,240,364	$3,170,577
Long-term debt	67,554,368	83,650,737
Total liabilities	70,794,732	86,821,314

Partners' deficit
Limited Partner	(18,839,584)	(21,769,685)
General Partners	(2,052,411)	(2,150,188)
Total Partners' deficit	(20,891,995)	(23,919,873)

Total liabilities and partners' deficit	$49,902,737	$62,901,441

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$5,777,275	$6,485,597
Expenses:
Operating expenses	3,909,166	4,396,473
Interest expense	781,904	991,627
Depreciation and amortization	1,373,140	1,660,456

Total expenses	6,064,210	7,048,556

Net loss	$(286,935)	$(562,959)

Other partners' share of net loss	$(2,869)	$(5,631)

Gateway's share of net loss	$(284,066)	$(557,328)
Suspended losses	320,843	580,069

Equity in Income of Project Partnerships	$36,777	$22,741

Gateway’s equity as reflected by the Project Partnerships of $(18,839,584) differs from Gateway’s Investments in Project Partnerships before acquisition fees and expenses and amortization of $(562,965), primarily because of suspended losses on Gateway’s books.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of September 30, 2007, Gateway has sold or otherwise disposed of its interest in 19 Project Partnerships which held 20 properties.  The transactions summaries for the Project Partnerships sold during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2008 Disposition Activity:

In September 2007, Gateway sold its Project Partnership investment in Hunters Ridge Apartments (AL).  In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $27,362 ($1.07 per limited partnership unit) is being deferred on the Consolidated Balance Sheet as of September 30, 2007 and not recognized in the Consolidated Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds have been distributed to the Limited Partners in October 2007.

In August 2007, Gateway sold its Project Partnership investment in Greenville Landing Apartments.  Gateway received $34,306 in net proceeds ($1.34 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $33,775 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction have been subsequently distributed to the Limited Partners in October 2007.

In July 2007, Gateway sold its Project Partnership investment in Sandridge Apartments.  Gateway received $248,000 in net proceeds ($9.70 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $248,797 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In July 2007, Gateway sold its Project Partnership investment in Brookshire Apartments.  Gateway received $248,000 in net proceeds ($9.70 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $249,032 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments.  Gateway received $223,240 in net proceeds ($8.73 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $224,347 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In April 2007, Gateway sold its Project Partnership investment in Ashton Place Apartments.  Gateway received $148,309 in net proceeds ($5.80 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $147,778 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction have been subsequently distributed to the Limited Partners in October 2007.

As part of the October 2007 third quarter distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale in the amount of $645 resulting from the difference between accrued and actual legal and other sale transaction closing expense arising from Project Partnership sale transactions which occurred in prior quarters.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with each transaction is as follows:

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

Floresville Square Apartments	$57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashton Place Apartments	201,181

Total	$318,720

Gateway’s financial statements reflect this amount in the Receivable from General Partners and as a capital contribution on the Consolidated Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  Once this capital contribution is funded, there will be a distribution of capital to the  Limited Partners, accordingly, the amount is included as a component of the Distribution Payable and Distributions on the Consolidated Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  The actual capital contribution was subsequently made by the Managing General Partner to Gateway, and the corresponding distribution to the Limited Partners occurred, in the month of October 2007.

Fiscal Year 2007 Disposition Activity:

In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments.  Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments.  Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments.  Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments.  Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments.  Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In October 2006, Gateway sold its Project Partnership investment in Hunters Ridge Apartments (KY).  Gateway received $47,616 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

In October 2006, Gateway sold its Project Partnership investment in Albany Village Apartments.  Gateway received $47,668 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II.  Gateway received $39,064 in net proceeds ($1.54 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $38,210 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon.  Gateway did not receive any net proceeds from the disposition of this Project Partnership investment.  Gateway recognized a gain on sale in the amount of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.

NOTE 9 – SUBSEQUENT EVENTS:

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Riverside Apartments.  Gateway received approximately $110,000 in net proceeds (approximately $4.30 per limited partnership unit) from this sale transaction which will be distributed to the Limited Partners in subsequent quarters.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

As disclosed on the Consolidated Statements of Operations, distribution income received from the Project Partnerships increased $11,684 from $31,662 for the six months ended September 30, 2006 to $43,346 for the six months ended September 30, 2007.  Rental revenue increased $13,082 from $41,589 for the six months ended September 30, 2006 to $54,671 for the six months ended September 30, 2007.  Equity in Income of Project Partnerships increased $14,036 from $22,741 for the six months ended September 30, 2006 to $36,777 for the six months ended September 30, 2007.

In total, Gateway had net income of $640,470 for the six months ended September 30, 2007 as compared to a net loss of $156,388 for the six months ended September 30, 2006.  The increase in net income for the six months ended September 30, 2007 is a result of the gains on the sales of five Project Partnerships (Laurel Woods, Ashton Place, Brookshire, Sandridge, and Greenville Landing) being greater than the gains from the disposition of Divernon and the sale of Floresville Square that were recorded in the six months ended September 30, 2006.  After adjusting for changes in operating assets and liabilities, and the equity in income of Project Partnerships, net cash used in operating activities was $143,133.  The net cash provided by investing activities was $761,435 consisting of $50,483 in cash distributions received from Project Partnerships and $911,218 in sales proceeds received from the sale of the five Project Partnerships listed above, offset by $200,266 used to purchase U.S. Treasury Notes in July 2007.  The net cash used in financing activities was $1,002,253 consisting of $994,772 in distributions paid to Limited Partners and $7,481 in expenses related to the sale of Project Partnerships.

In April 2007, Gateway sold its Project Partnership investment in Ashton Place Apartments.  Gateway received $148,309 in net proceeds and recognized a gain of $147,778 on the sale of this property, which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments.  Gateway received $223,240 in net proceeds and recognized a gain of $224,347 on the sale of this property, which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

In July 2007, Gateway sold its Project Partnership investment in Brookshire Apartments.  Gateway received $248,000 in net proceeds and recognized a gain of $249,032 on the sale of this property, which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

In July 2007, Gateway sold its Project Partnership investment in Sandridge Apartments.  Gateway received $248,000 in net proceeds and recognized a gain of $248,797 on the sale of this property, which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.

In August 2007, Gateway sold its Project Partnership investment in Greenville Landing Apartments.  Gateway received $34,306 in net proceeds and recognized a gain of $33,775 on the sale of this property, which is included in Gain on Sale of Project Partnerships on the Consolidated Statement of Operations

In addition, in September 2007, $27,362 of Gain on Sale of Project Partnerships related to the sale of Hunters Ridge Apartments (AL) was deferred for revenue recognition purposes and is reflected on the Consolidated Balance Sheet as of September 30, 2007.  This Deferred Gain will be recognized on the Consolidated Statement of Operations in the third quarter of fiscal year 2008.

A distribution of $716,871, or $28.04 per limited partnership unit, was made in August 2007 to the Limited Partners with respect to the above referenced sales of Laurel Woods, Brookshire Apartments and Sandridge Apartments.

A distribution of $528,697, or $20.87 per limited partnership unit, was subsequently made in October 2007 to the Limited Partners with respect to the above referenced sales of Ashton Place Apartments, Greenville Landing Apartments, and Hunters Ridge Apartments (AL).  The distribution also includes the Managing General Partner’s net re-syndication profits on Ashton Place Apartments, Floresville Square Apartments II, Hunters Ridge Apartments (KY), and Albany Village Apartments (see further discussion of re-syndication profits in Fiscal Year 2008 Disposition Activity discussion which follows).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Liquidity and Capital Resources -

Gateway's capital resources are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, and legal and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  (Payment of any Asset Management Fee due but unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors’ return of their original capital contribution.)

The sources of funds to pay the operating costs are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Notes and the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships.  At September 30, 2007, Gateway had $650,978 of cash and cash equivalents and $202,789 of short-term investments in U.S. Treasury Notes.  However, $187,558 of this balance represents proceeds Gateway received prior to September 30, 2007 from the sale of Project Partnership investments which is for distribution to Limited Partners and which was subsequently distributed to Limited Partners in October 2007.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) a mortgage balance of the property which is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of September 30, 2007, Gateway holds a limited partner interest in 62 Project Partnerships and a general partner interest in one Project Partnership (Sparta), together holding 67 properties which own and operate government assisted multi-family housing complexes.  All but one of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of September 30, 2007, 19 of the Project Partnerships holding 20 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  The transaction summaries for the Project Partnerships sold during the current and previous fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

In September 2007, Gateway sold its Project Partnership investment in Hunters Ridge Apartments (AL).  In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $27,362 ($1.07 per limited partnership unit) is being deferred on the Consolidated Balance Sheet of Gateway as of September 30, 2007 and not recognized in the Consolidated Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds have been distributed to the Limited Partners in October 2007.

In August 2007, Gateway sold its Project Partnership investment in Greenville Landing Apartments.  Gateway received $34,306 in net proceeds ($1.34 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $33,775 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction have been subsequently distributed to the Limited Partners in October 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

In July 2007, Gateway sold its Project Partnership investment in Sandridge Apartments.  Gateway received $248,000 in net proceeds ($9.70 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $248,797 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In July 2007, Gateway sold its Project Partnership investment in Brookshire Apartments.  Gateway received $248,000 in net proceeds ($9.70 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $249,032 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In May 2007, Gateway sold its Project Partnership investment in Laurel Woods Apartments.  Gateway received $223,240 in net proceeds ($8.73 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $224,347 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in August 2007.

In April 2007, Gateway sold its Project Partnership investment in Ashton Place Apartments.  Gateway received $148,309 in net proceeds ($5.80 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $147,778 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations.  The net proceeds from this sale transaction were distributed to the Limited Partners in October 2007.

As part of the October 2007 third quarter distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale in the amount of $645 resulting from the difference between accrued and actual legal and other sale transaction closing expense arising from Project Partnership sale transactions which occurred in prior quarters.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with each transaction is as follows:

Floresville Square Apartments	$57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashton Place Apartments	201,181

Total	$318,720

Gateway’s financial statements reflect this amount in the Receivable from General Partners and as a capital contribution on the Consolidated Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  Once this capital contribution is funded, there will be a distribution of capital to the  Limited Partners, accordingly; the amount is included as a component of the Distribution Payable and Distributions on the Consolidated Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  The actual capital contribution was subsequently made by the Managing General Partner to Gateway, and the corresponding distribution to the Limited Partners occurred, in the month of October 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Fiscal Year 2007 Disposition Activity:

In February 2007, Gateway sold its Project Partnership investment in Skyview Terrace Apartments.  Gateway received $38,732 in net proceeds ($1.51 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Fairview South Apartments.  Gateway received $50,360 in net proceeds ($1.97 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Southwood Apartments.  Gateway received $42,710 in net proceeds ($1.67 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In February 2007, Gateway sold its Project Partnership investment in Robinhood Apartments.  Gateway received $40,383 in net proceeds ($1.58 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Applewood Apartments.  Gateway received $105,538 in net proceeds ($4.14 per limited partnership unit) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007 and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in May 2007.

In October 2006, Gateway sold its Project Partnership investment in Hunters Ridge Apartments (KY).  Gateway received $47,616 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

In October 2006, Gateway sold its Project Partnership investment in Albany Village Apartments.  Gateway received $47,668 in net proceeds ($1.90 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

In July 2006, Gateway sold its Project Partnership investment in Floresville Square Apartments II.  Gateway received $39,064 in net proceeds ($1.54 per limited partnership unit) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of $38,210 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Limited Partners in December 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

In April 2006, Gateway disposed of its Project Partnership investment in the Village Apartments of Divernon.  Gateway did not receive any net proceeds from the disposition of this Project Partnership investment.  Gateway recognized a gain on sale in the amount of $151,256 on the disposition of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Consolidated Statement of Operations for the fiscal year-ended March 31, 2007.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2007:

Project Partnerships sold subsequent to September 30, 2007:

Riverside Apartments

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Riverside Apartments.  Gateway received approximately $110,000 in net proceeds (approximately $4.30 per limited partnership unit) from this sale transaction which will be distributed to the Limited Partners in subsequent quarters.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2007.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Parkway Apts. Phase I	Crosstown Parkway Apts. Phase II
Pleasant Valley Apartments	Casa Linda Apartments
La Villa Elena	Rio Abajo Apartments
Sage Apartments	Limestone Apartments
Lakeview Apts. Phase II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,950,000, or $76.27 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 18-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Hollybrook III Apartments	Middleport Villa Apartments
Kenly Court Apartments	Meadows Apartments
Pulaski Village Apartment

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $730,000, or $28.55 per Limited Partnership unit potentially available for distribution to the Limited Partners over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Floral Acres Apartments	Claremont Apartments
Pecan Grove Village Apartments I	Pecan Grove Village Apartments II
Teton View Apartments Phase I	Teton View Apartments Phase II
Village Apartments of Centralia I	Village Apartments of Summitville
Village Apartments of Fortville I	Village Apartments of Morgantown
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

Item 4T.  Controls and Procedures:

Not applicable to Gateway.

PART II – Other Information

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors

No material changes from those previously reported on Gateway’s March 31, 2007 Form 10-K.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                Defaults upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

None.

Item 5.              Other Information.

None.

Item 6.              Exhibits.

31.1          Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2          Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32             Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section
   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 14, 2007	By:/s/ Ronald M. Diner Ronald M. Diner
President, Director

Date: November 14, 2007	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 14, 2007	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer