Form 10-Q
period 2007-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2008-02-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

 PART I – Financial Information

Item 1. Financial Statements:

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$792,307	$1,034,929
Investments in Securities	200,169	-
Accounts Receivable	12,980	22,089
Prepaid Insurance	95	95

Total Current Assets	1,005,551	1,057,113

Investments in Project Partnerships, net	596,407	541,534
Replacement Reserves	9,692	9,637
Rental Property at Cost, net	372,147	401,685

Total Assets	$1,983,797	$2,009,969

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$4,948,675	$496,513
Distribution Payable	309,051	278,126
Deferred Gain on Sale of Project Partnerships	38,000	-
Accounts Payable - Other	9,090	7,826
Accrued Real Estate Taxes	3,611	10,527
Tenant Security Deposits	4,800	4,700
Mortgage Notes Payable - Current	5,684	5,684

Total Current Liabilities	5,318,911	803,376

Long-Term Liabilities:
Payable to General Partners	-	4,187,572
Mortgage Notes Payable	801,749	801,749

Total Long-Term Liabilities	801,749	4,989,321

Minority Interest in Local Limited
Partnership	(30,627)	(30,271)

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at December 31, 2007 and March 31, 2007)	(4,695,559)	(4,014,192)
General Partners	589,323	261,735

Total Partners' Deficit	(4,106,236)	(3,752,457)

Total Liabilities and Partners' Deficit	$1,983,797	$2,009,969

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006
Revenues:
Rental	$7,691	$42,836
Distribution Income	12,021	5,595
Miscellaneous Income	1,596	725

Total Revenues	21,308	49,156

Expenses:
Asset Management Fee - General Partner	92,440	112,401
General and Administrative:
General Partner	-	57,688
Other	20,242	19,574
Rental Operating Expenses	19,223	21,370
Interest	4,549	11,215
Depreciation	9,846	10,024

Total Expenses	146,300	232,272

Loss Before Equity in Income of Project
Partnerships and Other Income	(124,992)	(183,116)

Equity in Income of Project Partnerships	87,058	46,219
Gain on Sale of Project Partnerships	274,513	91,957
Minority Interest in Loss (Income) of Consolidated
Project Partnership	242	(10)
Interest Income	9,470	8,906

Net Income (Loss)	$246,291	$(36,044)

Allocation of Net Income (Loss):
Limited Partners	$243,828	$(35,684)
General Partners	2,463	(360)

	$246,291	$(36,044)

Net Income (Loss) Per Limited Partnership Unit	$9.54	$(1.40)

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006
Revenues:
Rental	$62,362	$84,425
Distribution Income	55,367	37,257
Miscellaneous Income	1,596	2,347

Total Revenues	119,325	124,029

Expenses:
Asset Management Fee - General Partner	293,692	340,364
General and Administrative:
General Partner	104,564	174,044
Other	70,040	72,751
Rental Operating Expenses	56,549	52,595
Interest	13,648	13,939
Depreciation	29,538	30,072

Total Expenses	568,031	683,765

Loss Before Equity in Income of Project
Partnerships and Other Income	(448,706)	(559,736)

Equity in Income of Project Partnerships	123,835	68,960
Gain on Sale of Project Partnerships	1,178,887	272,650
Minority Interest in Loss of Consolidated
Project Partnership	356	96
Interest Income	32,389	25,598

Net Income (Loss)	$886,761	$(192,432)

Allocation of Net Income (Loss):
Limited Partners	$877,893	$(190,508)
General Partners	8,868	(1,924)

	$886,761	$(192,432)

Net Income (Loss) Per Limited Partnership Unit	$34.34	$(7.45)

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2006	$(3,168,987)	$21,412	$(3,147,575)

Net Loss	(190,508)	(1,924)	(192,432)

Distributions	(136,778)	-	(136,778)

Balance at December 31, 2006	$(3,496,273)	$19,488	$(3,476,785)

Balance at March 31, 2007	$(4,014,192)	$261,735	$(3,752,457)

Capital Contributions	-	318,720	318,720

Net Income	877,893	8,868	886,761

Distributions	(1,559,260)	-	(1,559,260)

Balance at December 31, 2007	$(4,695,559)	$589,323	$(4,106,236)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$886,761	$(192,432)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Depreciation	29,538	30,072
Amortized Premium on Investments in Securities	125	-
Current Year Equity in Income of Project Partnerships	(123,835)	(68,960)
Gain on Sale of Project Partnerships	(1,178,887)	(272,650)
Minority Interest in Losses of Consolidated Project Partnership	(356)	(96)
Distribution Income	(55,367)	(35,025)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	9,109	(20,894)
Increase in Interest Receivable	(28)	-
Decrease in Accounts Payable	(736)	(22,157)
(Increase) Decrease in Replacement Reserves	(55)	2,634
Increase in Security Deposits	100	-
Decrease in Accrued Real Estate Taxes	(6,916)	-
Increase in Payable to General Partners	264,590	513,572
Net Cash Used in Operating Activities	(175,957)	(65,936)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	62,504	46,947
Net Proceeds from Sale of Project Partnerships	1,280,712	130,517
Purchase of Investment Securities	(200,266)	-
Purchase of Equipment	-	(1,676)
Net Cash Provided by Investing Activities	1,142,950	175,788

Cash Flows from Financing Activities:
Capital Contributions	318,720	-
Distributions to Limited Partners	(1,528,335)	(136,778)
Net Cash Used in Financing Activities	(1,209,615)	(136,778)

Decrease in Cash and Cash Equivalents	(242,622)	(26,926)
Cash and Cash Equivalents at Beginning of Year	1,034,929	758,509

Cash and Cash Equivalents at End of Period	$792,307	$731,583

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$310,025	$-
Distribution to Limited Partners	(310,025)	-
	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of December 31, 2007, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the nine-month period ended December 31, 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the nine months ended December 31, 2007.

Consolidated Entity Statements

The accompanying statements include, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership ("Sparta") (combined the "Consolidated Entity"), a Project Partnership in which Gateway has invested.  As of October 1, 1996, an affiliate of Gateway's Managing General Partner, Value Partners, Inc., became the general partner of Sparta.  Since the general partner of Sparta is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Consolidated Entity for all periods presented.  All significant intercompany balances and transactions have been eliminated. Gateway has elected to report the results of operations of Sparta on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.

In prior fiscal years, Village Apartments of Divernon, ("Divernon") was also included and reported as part of the Consolidated Entities.  In April 2006, Gateway sold its Project Partnership investment in Divernon.  Although Gateway did not receive any net proceeds from the sale of this Project Partnership, Gateway realized a net gain in fiscal year 2007 of $151,256 on Sale of this Project Partnership.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Accounts Receivable

Accounts receivable consists of tenant receivables of Sparta.  Tenant receivables are recorded when billed.  An allowance for doubtful accounts has not been considered necessary based on historical loss experience.  An account is considered past due when payment has not been rendered within thirty days of its due date.  Uncollectible receivables are charged to rental revenue when project management has determined that collection efforts will not be successful.

Capitalization and Depreciation

Land, buildings and improvements of Sparta are recorded at cost and Gateway provides for depreciation using the modified accelerated cost recovery system method for financial and tax reporting purposes in amounts adequate to amortize costs over the lives of the applicable assets as follows:

Buildings	27-1/2 years
Equipment	7 years

Expenditures for maintenance and repairs of Sparta are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.  Any resulting gains and losses are reflected in the Consolidated Statement of Operations.

Rental Income

Rental income, principally from short-term leases on Sparta's apartment units, is recognized as income under the accrual method as the rents become due.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and U.S. Treasury securities.

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

Reclassifications

For comparability, certain fiscal year 2007 amounts have been reclassified, where appropriate, to conform with the fiscal year 2008 financial statement presentation.

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

Gateway holds variable interests in 58 VIE’s, 57 of which consist of Project Partnerships which Gateway is not the primary beneficiary.  The Village Apartments of Sparta is a VIE in which Gateway is considered to be the primary beneficiary as a result of an affiliate of the Managing General Partner serving as the general partner of that Project Partnership.  Refer to the Consolidated Statements discussion in Note 2 for further information regarding the consolidation of this Project Partnership.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIE’s, which is approximately $596,407 at December 31, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $169.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  The estimated market value at December 31, 2007 of the securities is $201,656 resulting in a gross unrealized gain of $1,487.

As of December 31, 2007, the cost and accrued interest/unamortized premiums of the securities by contractual maturities is as follows:

Due within 1 year	$200,169
After 1 year through 5 years	0
Total Amount Carried on Balance Sheet	$200,169

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

  The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the nine months ended December 31, 2007 and 2006 were $293,692 and $340,364, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the nine months ended December 31, 2007 and 2006 were $104,564 and $174,044, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 8, Summary of Disposition Activities herein.

NOTE 5 - RENTAL PROPERTY:

A summary of the rental property information reported by Sparta at September 30, 2007 is as follows:

	Cost	Accumulated Depreciation	Book Value
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 968,869 48,945 $1,049,814	$ 0 637,007 40,660 $677,667	$ 32,000 331,862 8,285 $372,147

A summary of the rental property information reported by Sparta at December 31, 2006 is as follows:

	Cost	Accumulated Depreciation	Book Value
Land Buildings Furniture and Appliances Net Book Value	$ 32,000 968,869 48,945 $1,049,814	$ 0 609,241 38,888 $648,129	$ 32,000 359,628 10,057 $401,685

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

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2007, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 57 Project Partnerships and a general partner interest in Sparta, all together holding 62 properties which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships, excluding the Consolidated Entity, as of:

	December 31,	March 31,
	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$13,189,775	$15,720,185

Cumulative equity in losses of Project Partnerships (1)	(13,041,792)	(15,751,914)

Cumulative distributions received from Project Partnerships	(614,640)	(702,417)

Investment in Project Partnerships before Adjustment	(466,657)	(734,146)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,670,779	1,979,556
Accumulated amortization of acquisition
fees and expenses	(607,715)	(703,876)

Investments in Project Partnerships	$596,407	$541,534

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $17,207,388 for the period ended December 31, 2007 and cumulative suspended losses of $19,299,452 for the year ended March 31, 2007 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding Sparta beginning on the date of combination, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of September 30 and the summarized statements of operations for the three months ended September 30 of each year:

	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$7,532,676	$9,384,544
Investment properties, net	36,730,175	51,424,697
Other assets	910,559	476,698
Total assets	$45,173,410	$61,285,939

Liabilities and Partners' Deficit:
Current liabilities	$2,752,240	$2,750,685
Long-term debt	62,538,322	82,634,323
Total liabilities	65,290,562	85,385,008

Partners' deficit
Limited Partner	(18,210,644)	(21,968,964)
General Partners	(1,906,508)	(2,130,105)
Total Partners' deficit	(20,117,152)	(24,099,069)

Total liabilities and partners' deficit	$45,173,410	$61,285,939

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$8,143,620	$9,765,308
Expenses:
Operating expenses	5,409,141	6,561,924
Interest expense	1,112,610	1,487,440
Depreciation and amortization	1,911,063	2,490,699

Total expenses	8,432,814	10,540,063

Net loss	$(289,194)	$(774,755)

Other partners' share of net loss	$(2,892)	$(7,748)

Gateway's share of net loss	$(286,302)	$(767,007)
Suspended losses	410,137	835,967

Equity in Income of Project Partnerships	$123,835	$68,960

Gateway’s equity as reflected by the Project Partnerships of $(18,210,644) differs from Gateway’s Investments in Project Partnerships before acquisition fees and expenses and amortization of $(466,657), primarily because of suspended losses on Gateway’s books.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of December 31, 2007, Gateway has sold or otherwise disposed of its interest in 24 Project Partnerships which held 25 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
December 2007	Claremont Apartments	$ 22,000	$ 0.86	$ 22,000
December 2007	Pleasant Valley Apartments	31,775	1.24	31,249
December 2007	Floral Acres Apartments	8,750	0.34	(53,073)
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444
October 2007	Riverside Apartments	110,056	4.30	109,530
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363
August 2007	Greenville Landing Apartments	34,306	1.34	33,775
July 2007	Sandridge Apartments	248,000	9.70	248,797
July 2007	Brookshire Apartments	248,000	9.70	249,032
May 2007	Laurel Woods Apartments	223,240	8.73	224,347
April 2007	Ashton Place Apartments	148,309	5.80	147,778
	Other, net (see below)	-	-	645
				$ 1,178,887

The net proceeds from the sale of Claremont Apartments, Pleasant Valley Apartments, Floral Acres Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Limited Partners in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashton Place Apartments were distributed to the Limited Partners in October 2007.

The net proceeds from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007.

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from the true-up of accrued and actual legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $318,720 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashton Place Apartments	201,181

Total Re-syndication contribution	$ 318,720

Gateway’s financial statements reflect this amount as a capital contribution from the General Partner and a component of Distributions paid to Limited Partners on the Statement of Partners’ Equity (Deficit) as of December 31, 2007.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

Fiscal Year 2007 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
February 2007	Skyview Terrace Apartments	$ 38,732	$ 1.51	$ 38,732
February 2007	Fairview South Apartments	50,360	1.97	50,360
February 2007	Southwood Apartments	42,710	1.67	42,710
February 2007	Robinhood Apartments	40,383	1.58	40,383
January 2007	Applewood Apartments	105,538	4.14	105,538
October 2006	Hunters Ridge Apartments (KY)	47,616	1.90	47,616
October 2006	Albany Village Apartments	47,668	1.90	47,668
July 2006	Floresville Square Apartments II	39,064	1.54	38,210
April 2006	Village Apartments of Divernon	-	-	151,256
				$ 562,473

The net proceeds from the sale of Skyview Terrace Apartments, Fairview South Apartments, Southwood Apartments, Robinhood Apartments, and Applewood Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Limited Partners in May 2007.

The net proceeds from the sale of Hunters Ridge Apartments (KY), Albany Village Apartments, and Floresville Square Apartments II were distributed to the Limited Partners in December 2006.

NOTE 9 – SUBSEQUENT EVENTS:

Subsequent to the December 31, 2007 quarter-end, Gateway sold its partnership interest in Teton View Apartments I and Teton View Apartments II.  Gateway received approximately $38,000 in net proceeds (approximately $1.49 per limited partnership unit) from these sale transactions which will be distributed to the Limited Partners in a subsequent quarter.  The net proceeds were received in December 2007.  In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the net proceeds from these sale transactions were received on or prior to December 31, 2007, the gain on the sale of these assets of $38,000 and the related distribution payable ($1.49 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met. All conditions for recognition of the gain on sale of these Project Partnerships were met after December 31, 2007.  Gateway’s financial statements reflect the gross proceeds in the Deferred Gain on Sale of Project Partnerships on the Consolidated Balance Sheet as of December 31, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

As disclosed on the Consolidated Statements of Operations, distribution income received from the Project Partnerships increased $18,110 from $37,257 for the nine months ended December 31, 2006 to $55,367 for the nine months ended December 31, 2007.  Rental revenue decreased $22,063 from $84,425 for the nine months ended December 31, 2006 to $62,362 for the nine months ended December 31, 2007.  Equity in Income of Project Partnerships increased $54,875 from $68,960 for the nine months ended December 31, 2006 to $123,835 for the nine months ended December 31, 2007.

In total, Gateway had net income of $886,761 for the nine months ended December 31, 2007 as compared to a net loss of $192,432 for the nine months ended December 31, 2006.  The increase in net income for the nine months ended December 31, 2007 is a result of the gains on the sales of eleven Project Partnerships (Ashton Place, Laurel Woods, Brookshire, Sandridge, Greenville Landing, Hunters Ridge (AL), Riverside, Kenly Court Phase I & II, Floral Acres, Pleasant Valley, and Claremont) being greater than the gains from the disposition of Divernon and the sales of three Project Partnerships (Floresville Square II, Albany Village, and Hunters Ridge (KY)) that were recorded in the nine months ended December 31, 2006.  After adjusting for changes in operating assets and liabilities, and the equity in income of Project Partnerships, net cash used in operating activities was $175,957.  The net cash provided by investing activities was $1,142,950 consisting of $62,504 in cash distributions received from Project Partnerships, $1,240,712 in net sales proceeds received from the sale of the eleven Project Partnerships listed above, and $40,000 in proceeds from the sale of Project Partnerships closing in January 2008, offset by $200,266 used to purchase U.S. Treasury Notes in July 2007.  The net cash used in financing activities was $1,209,615 consisting of $318,720 in capital contributions offset by $1,528,335 in distributions paid to Limited Partners.

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

The sources of funds to pay the operating costs are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Notes and the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to Gateway from the operations of the Project Partnerships.  At December 31, 2007, Gateway had $792,307 of cash and cash equivalents and $200,169 of short-term investments in U.S. Treasury Notes.  However, $309,051 of this balance represents proceeds Gateway received prior to December 31, 2007 from the sale of Project Partnership investments which is for distribution to Limited Partners and which will be subsequently distributed to Limited Partners in the fourth quarter of fiscal year 2008.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  All of Gateway's Project Partnerships have reached the end of their Tax Credit compliance period;  consequently, Gateway is currently in the process of disposing of all of its investments in Project Partnerships.  Gateway's objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) a mortgage loan balance on the property which is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of December 31, 2007, Gateway holds a limited partner interest in 57 Project Partnerships and a general partner interest in one Project Partnership (Sparta), together holding 62 properties which own and operate government assisted multi-family housing complexes.  From inception of Gateway through December 31, 2007, 24 of the Project Partnerships holding 25 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current and previous fiscal year are summarized below:

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
December 2007	Claremont Apartments	$ 22,000	$ 0.86	$ 22,000
December 2007	Pleasant Valley Apartments	31,775	1.24	31,249
December 2007	Floral Acres Apartments	8,750	0.34	(53,073)
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444
October 2007	Riverside Apartments	110,056	4.30	109,530
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363
August 2007	Greenville Landing Apartments	34,306	1.34	33,775
July 2007	Sandridge Apartments	248,000	9.70	248,797
July 2007	Brookshire Apartments	248,000	9.70	249,032
May 2007	Laurel Woods Apartments	223,240	8.73	224,347
April 2007	Ashton Place Apartments	148,309	5.80	147,778
	Other, net (see below)			645
				$ 1,178,887

The net proceeds from the sale of Claremont Apartments, Pleasant Valley Apartments, Floral Acres Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Limited Partners in the fourth quarter of fiscal year 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

The net proceeds from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashton Place Apartments were distributed to the Limited Partners in October 2007 (distribution paid to Limited Partners totaled $528,697, or $20.87 per limited partnership unit).  The distribution also includes the Managing General Partner’s net re-syndication profits on Ashton Place Apartments, Floresville Square Apartments II, Hunters Ridge Apartments (KY), and Albany Village Apartments (see further discussion of re-syndication profits below).

The net proceeds from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007 (distribution paid to Limited Partners totaled $716,871, or $28.04 per limited partnership unit).

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from the true-up of accrued and actual legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with each transaction is as follows:

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashton Place Apartments	201,181

Total Re-syndication contribution	$ 318,720

Gateway’s financial statements reflect this amount as both a capital contribution and a component of Distributions on the Statement of Partners’ Equity (Deficit) as of December 31, 2007.  The actual capital contribution was made by the Managing General Partner to Gateway, and the corresponding distribution to the Limited Partners occurred, in the month of October 2007.

Fiscal Year 2007 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
February 2007	Skyview Terrace Apartments	$ 38,732	$ 1.51	$ 38,732
February 2007	Fairview South Apartments	50,360	1.97	50,360
February 2007	Southwood Apartments	42,710	1.67	42,710
February 2007	Robinhood Apartments	40,383	1.58	40,383
January 2007	Applewood Apartments	105,538	4.14	105,538
October 2006	Hunters Ridge Apartments (KY)	47,616	1.90	47,616
October 2006	Albany Village Apartments	47,668	1.90	47,668
July 2006	Floresville Square Apartments II	39,064	1.54	38,210
April 2006	Village Apartments of Divernon	-	-	151,256
				$ 562,473

The net proceeds from the sale of Skyview Terrace Apartments, Fairview South Apartments, Southwood Apartments, Robinhood Apartments, and Applewood Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Limited Partners in May 2007.

The net proceeds from the sale of Hunters Ridge Apartments (KY), Albany Village Apartments, and Floresville Square Apartments II were distributed to the Limited Partners in December 2006.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2007:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Project Partnerships sold subsequent to December 31, 2007:

Teton View Apartments I	Teton View Apartments II

Subsequent to the December 31, 2007 quarter-end, Gateway sold its partnership interest in Teton View Apartments I and Teton View Apartments II.  Gateway received approximately $38,000 in net proceeds (approximately $1.49 per limited partnership unit) from these sale transactions which will be distributed to the Limited Partners in a subsequent quarter.  These sales will be reflected in the financial statements for the year-ended March 31, 2008.  The net proceeds were received in December 2007.  In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the net proceeds from these sale transactions were received on or prior to December 31, 2007, the gain on the sale of these assets  of $38,000 and the related distribution payable ($1.49 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of these Project Partnerships were met after December 31, 2007.  Gateway’s financial statements reflect the gross proceeds in the Deferred Gain on Sale of Project Partnerships on the Consolidated Balance Sheet as of December 31, 2007.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Parkway Apts. Phase I	Crosstown Parkway Apts. Phase II
Casa Linda Apartments	La Villa Elena
Rio Abajo Apartments	Sage Apartments
Woodland Hills Apartments	Limestone Apartments

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,802,000, or $70.48 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 18-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Lakeview Apartments Phase II	Hollybrook III Apartments
Pulaski Village Apartments	Madison Woods Apartments
Middleport Villa Apartments	Meadows Apartments
Longleaf Apartments

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $1,053,000, or $41.19 per limited partnership unit potentially available for distribution to the Limited Partners over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Village Apartments of Centralia II	Village Apartments of Sparta
Village Apartments of Fortville II	Village Apartments of Morgantown
Village Apartments of Summitville	Pecan Grove Village I
Pecan Grove Village II	Hastings Manor Apartments
Oakwood Grove Apartments	Sandhill Forest Apartments
Magnolia Terrace	Hooks Plantation
Hannah's Mill Apartments	Spring Creek Apartments (GA)
Rock Springs Apartments

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

As of the end of the period covered by this report, under the supervision and with the participation of Gateway's management, including the Managing General Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

Not applicable to this report.

PART II – Other Information

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(Managing General Partner)

Date: February 14, 2008	By:/s/ Ronald M. Diner Ronald M. Diner
President, Director

Date: February 14, 2008	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: February 14, 2008	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer