Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2008-04-11
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDED FORM 10-K/A
(Amendment No. 1)

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
File No. 33-18142

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A corrects the following disclosures that Gateway had reported on its original filing for the year ended March 31, 2007.

Item 9A. Controls and Procedures The Company corrected Item 9A disclosure by reflecting that the evaluation referred to therein occurred as of the end of the period covered by the report.

Consolidated Statements of Cash Flows The Company eliminated the "expenses related to sale of Project Partnerships" line item from the financing activities section of the Consolidated Statement of Cash Flows and included those expenses as an offsetting component of the "proceeds from sale of project partnerships" line item in the investing activities section. The newly revised line item is titled "net proceeds from sale of project partnerships." Gateway corrected the following items in the statement of cash flows for the years ended March 31, 2007 and 2006:

                                                            As Amended         As Originally Filed
March 31, 2007
Cash Flows from Investing Activities:
     Net Proceeds from Sale of Project Partnerships           408,239                 430,436
     Net Cash Provided by Investing Activities                481,102                 503,299
Cash Flows from Financing Activities:
     Expenses Related to sale of Project Partnerships              -                  (22,197)
      Net Cash Used in Financing Activities                  (142,227)               (164,424)
March 31, 2006
Cash Flows from Investing Activities:
     Net Proceeds from Sale of Project Partnerships           600,258                 604,258
     Net Cash Provided by Investing Activities                708,229                 712,229
Cash Flows from Financing Activities:
     Expenses Related to sale of Project Partnerships              -                   (4,000)
     Net Cash Used in Financing Activities                   (606,968)               (610,968)

Note 2 - Significant Accounting Policies - Variable Interest Entities The Company amended the disclosure by correcting the first sentence and adding two additional sentences of the disclosure to read as follows, the balance of the paragraph is unchanged (the additional information being added to the existing disclosure is underlined in the following):

As of March 31, 2007, Gateway holds variable interests in 69 VIEs, 68 of which consist of Project Partnerships, which Gateway is not the primary beneficiary. The Village Apartments of Sparta is a VIE in which Gateway is considered to be the primary beneficiary as a result of an affiliate of the Managing General Partner serving as the general partner of that Project Partnership. Refer to the Consolidated Statements discussion in Note 2 for further information regarding the consolidation of this Project Partnership.

Note 7 - Investments in Project Partnerships - The Company included separate summarized financial information for Crosstown Seniors Limited Dividend Housing Association Limited Partnership.

Exhibit 31.1 and 31.2 - The Company amended the certification in Exhibit 31.1 and 31.2 to correct the form of certifications.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change any other portion of the financial statements or any other items or disclosures in the original Form 10-K not otherwise described above. Except for the changes stated above, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

Item 1B.  Unresolved Staff Comments.

   None.

Item 2.  Properties

   Gateway owns interest in properties through 99% limited partnership interests in 68 Project Partnerships and a general partner interest in one project partnership (Sparta), all together holding 73 properties as of March 31, 2007. The largest individual Project Partnership net investment as of March 31, 2007 comprises 16.63% of Gateway's total assets. (Refer to Note 7 in Part 1, Item 1 of this report for the summarized financial information of this Project Partnership). The following table provides certain summary information regarding the Projects in which Gateway had an interest, excluding Village Apartments of Sparta, as of December 31, 2006:
LOCATION OF # OF DATE PROPERTY PARTNERSHIP PROPERTY UNITS ACQUIRED COST OCCUP. ----------- --------- ------- ------- ------- ------

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

   (A) The Tax information is as of December 31, the year-end of Gateway for tax purposes.

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

Fiscal Year 2006 Disposition Activity:

   In June 2005, Gateway sold its Project Partnership investment in Rivermeade Apartments I. Gateway received $329,950 in net proceeds ($12.90 per limited partnership unit). Gateway recorded a net gain on sale of $328,681 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Combined Statement of Operations. The net proceeds from this sale transaction were distributed to the Limited Partners in December, 2005.

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
  Net Proceeds from Sale of Project Partnerships
  Cash related to Property Held for Sale

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
408,239
0
---------
481,102
---------

(5,448)
(136,779)
---------
(142,227)
---------
276,420

758,509
---------
$1,034,929
==========

$  (378,769)

181,818
57,669
(89,743)

0
107,224
(598,499)

(398)

(7,710)
(101)
30,483
224
(190)
6,583
439
627,272
---------
(63,698)
---------

116,895
0
(7,221)
600,258
(1,703)
---------
708,229
---------

(6,710)
(600,258)
---------
(606,968)
---------
37,563

720,946
---------
$  758,509
==========

$(1,018,200)

13,643
59,648
(86,068)

(2,955)
371,209
0

(601)

(708)
(84)
(1,538)
0
(6,143)
33
671
48,255
---------
(622,838)
---------

118,839
142,000
(3,149)
0
0
---------
257,690
---------

(6,578)
0
---------
(6,578)
---------
(371,726)

1,092,672
---------
$  720,946
==========

Supplemental Cash Flow Information: Interest Paid	$ 19,632 ==========	$ 26,409 ==========	$ 27,917 ==========

Supplemental non-cash activities:
Increase in Distribution Payable                                    $  277,902         $        0        $        0
Distribution to Limited Partners                                      (277,902)                 0                 0
                                                                     ----------         ----------        ----------
                                                                    $        0         $        0        $        0
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

   As of March 31, 2007, Gateway holds variable interests in 69 VIEs, 68 of which consist of Project Partnerships, which Gateway is not the primary beneficiary. The Village Apartments of Sparta is a VIE in which Gateway is considered to be the primary beneficiary as a result of an affiliate of the Managing General Partner serving as the general partner of that Project Partnership. Refer to the Consolidated Statements discussion in Note 2 for further information regarding the consolidation of this Project Partnership. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $541,534 at March 31, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
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

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Crosstown Seniors Limited Dividend Housing Association Limited Partnership as of December 31, 2004, 2005, & 2006 and its summarized statement of operations for the years then ended. The reporting period is consistent with Gateway's policy of presenting the financial information of Project Partnerships on a three-month lag.
2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway's share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project Partnerships

$  1,034,004
3,353,423
338,067
------------
$  4,725,494
============

$  1,162,004
3,576,399
------------
4,738,403
------------

334,229
(347,138)
------------
(12,909)
------------
$  4,725,494
============

$  1,298,578

881,734
223,086
178,469
------------
1,283,289
------------
$     15,289
============
$        153
============
$     15,136
0
------------
$     15,136
============

$   984,687
3,516,468
357,554
------------
$ 4,858,709
============

$ 1,131,589
3,741,179
------------
4,872,768
------------

327,028
(341,087)
------------
(14,059)
------------
$ 4,858,709
============

$ 1,330,114

956,297
234,483
180,305
------------
1,371,085
------------
$   (40,971)
============
$      (410)
============
$   (40,561)
0
------------
$   (40,561)
============

$  1,139,094
3,695,749
428,684
------------
$  5,263,527
============

$  1,297,271
3,894,630
------------
5,191,901
------------

385,716
(314,090)
------------
71,626
------------
$  5,263,527
============

$  1,238,284

1,000,565
245,085
182,703
------------
1,428,353
------------
$   (190,069)
============
$     (1,901)
============
$   (188,168)
0
------------
$   (188,168)
============

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

/s/ Schoonover Boyer & Associates

Columbus, Ohio
February 17, 2007

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

   None

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officer of the Partnership's Managing General Partner, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

   J. Davenport Mosby, age 51, is a Vice President and a Director. He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway. That policy is posted on RJF's Internet website at raymondjames.com raymondjames.com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 4 of Notes to Financial Statements in Item 8 of this Amended Annual Report on Form 10-K/A for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006 and 2005.

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

               GATEWAY TAX CREDIT FUND, LTD.
                (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: April 11, 2008              By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: April 11, 2008              By:/s/ J. Davenport Mosby III
                                  J. Davenport Mosby III
                                  Director

Date: April 11, 2008              By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: April 11, 2008              By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, Ron Diner, certify that:

1. I have reviewed this Amended Report on Form 10-K/A of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the    statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this    report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects    the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in    Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-   15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under our supervision, to        ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within        those entities, particularly during the period in which this report is being prepared;

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

Date: April 11, 2008

By:/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Jonathan Oorlog, certify that:

1. I have reviewed this Amended Report on Form 10-K/A of Gateway Tax Credit Fund, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the    statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this    report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects    the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in    Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-   15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls  and  procedures to be designed under our supervision, to        ensure that material  information relating to  the registrant, including its consolidated subsidiaries is made known to us by others within        those entities, particularly during the period in which this report is being prepared;

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

Date: April 11, 2008

By:/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     We, each hereby certify to the best of our knowledge that the Amended Annual Report of Form 10-K/A of Gateway Tax Credit Fund, Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Gateway.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
April 11, 2008

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
April 11, 2008