Form 10-K
period 2008-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2008-07-09
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2008
Limited Partnership Interest	1,906
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

There is no market for the Registrant’s Limited Partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, III and IV – Registration Form S-11 and
all Amendments and Supplements thereto.
File No. 33-18142

PART I
Item 1.  Business

Gateway Tax Credit Fund, Ltd. ("Gateway") is a Florida limited partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., both of which are sponsors of Gateway Tax Credit Fund, Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.  Gateway was formed October 27, 1987 and commenced operations as of June 30, 1988 with the first admission of Limited Partners.

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  Gateway closed its initial offering of Limited Partnership Interests on March 1, 1990 after receiving capital contributions of $1,000 from the General Partners and $25,566,000 from Limited Partners.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of interests in Project Partnerships will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 82 Project Partnerships holding 87 properties.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of all of its investments in Project Partnerships.  As of March 31, 2008, Gateway holds investments in 55 Project Partnerships, acquiring what is generally a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

The primary sources of funds for the year ended March 31, 2008 were interest income of $38,902 earned on cash and cash equivalents and investments in securities, and $92,198 in distributions received from Project Partnerships.  As of March 31, 2008 Gateway had $350,280 of Cash and Cash Equivalents and $202,647 of Investments in Securities.

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

The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed non-subsidized apartment properties.  Risks related to the operations of Gateway are described in detail on pages 21 through 33 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-18142 (“Prospectus”), under the caption "Risk Factors" which is incorporated herein by reference.

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

Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low-income housing.  The capital contributions which were raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been delivered to Gateway and the fifteen year tax credit compliance period has expired for all of the Project Partnerships.  Gateway is now disposing of its remaining interests.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2008, twenty-seven of the Project Partnerships holding twenty-nine of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales were distributed to the Limited Partners of Gateway.  On a cumulative basis as of March 31, 2008, $3,279,599 representing $128.28 per Limited Partner unit have been distributed to Limited Partners.

Gateway is currently in the process of disposing of its remaining investments in Project Partnerships.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships and in turn ultimately liquidate Gateway.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2008.

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

There is no assurance that investors will receive any cash distributions from the sale or refinancing of a Project Partnership.  The price at which a Project Partnership is sold may not be sufficient to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Gateway owns interest in properties through 99% limited partnership interests in 55 Project Partnerships holding 58 properties as of March 31, 2008.  The largest individual Project Partnership net investment as of March 31, 2008 comprises 30.27% of Gateway's total assets. (Refer to Exhibit 99.1 of this filing for the financial statements of this Project Partnership).  The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2007:

PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Laynecrest	Medway, OH	48	6/88	1,861,785	94%
Martindale	Union, OH	30	6/88	1,194,870	93%
La Villa Elena	Bernalillo, NM	54	8/88	2,190,297	91%
Rio Abajo	Truth or Consequences, NM	42	9/88	1,942,830	83%
Fortville II	Fortville, IN	24	11/88	810,389	92%
Summitville	Summitville, IN	24	11/88	879,994	79%
Suncrest	Yanceyville, NC	40	12/88	2,177,840	95%
Brandywine III	Millsboro, DE	32	12/88	1,352,121	100%
Concord IV	Perryville, MD	32	12/88	1,436,704	100%
Dunbarton Oaks III	Georgetown, DE	32	12/88	1,434,474	100%
Federal Manor	Federalsburg, MD	32	12/88	1,534,081	94%
Laurel Apts	Laurel, DE	32	12/88	1,422,715	88%
Mulberry Hill IV	Easton, MD	16	12/88	759,749	100%
Madison	Madison, OH	39	12/88	1,478,675	97%
Hannah's Mill	Thomaston, GA	50	12/88	1,812,786	96%
Longleaf Apts.	Cairo, GA	36	12/88	1,218,731	97%
Sylacauga Garden	Sylacauga, AL	42	12/88	1,636,950	67%
Monroe Family	Monroe, GA	48	12/88	1,788,673	85%
Casa Linda	Silver City, NM	41	3/89	1,831,895	90%
Crosstown	Kalamazoo, MI	201	4/89	6,360,171	95%
Limestone Estates	Limestone, ME	25	6/89	1,462,783	92%
Eagle's Bay	Beaufort, NC	40	6/89	1,975,445	100%
Sage	Gallup, NM	44	7/89	2,043,143	93%
Middleport	Middleport, NY	25	9/89	1,167,852	100%
Oakwood Apts.	Columbus, NE	24	9/89	1,042,681	88%
Morgantown	Morgantown, IN	24	9/89	959,783	96%
Cuthbert Elderly	Cuthbert, GA	32	9/89	1,028,295	100%
Sandhill Forest	Melrose, FL	16	9/89	754,288	100%
Oakwood Grove	Crescent City, FL	36	9/89	1,238,885	92%
Hastings Manor	Hastings, FL	24	9/89	863,202	88%
Lakewood Apts.	Norfolk, NE	72	9/89	3,343,467	92%
Mabank 1988	Mabank, TX	42	9/89	1,431,070	95%
Buena Vista	Buena Vista, GA	24	9/89	814,227	92%
Woodcroft	Elizabethtown, NC	32	9/89	1,497,433	94%
Spring Creek	Quitman, GA	18	10/89	607,608	100%
Spring Creek	Cherokee, AL	24	11/89	1,032,402	88%
Milton Elderly	Milton, FL	43	11/89	1,396,378	100%
Winder Apartments	Winder, GA	48	11/89	1,762,725	100%
Stone Arbor	Madison, NC	40	12/89	1,874,064	98%
Centralia II	Centralia, IL	24	12/89	976,228	92%
Poteau IV	Poteau, OK	32	12/89	716,016	84%
Barling	Barling, AR	48	12/89	1,152,864	92%
Booneville	Booneville, AR	48	12/89	1,682,587	94%
Augusta	Augusta, KS	66	12/89	2,381,719	79%
Meadows	Farmville, VA	40	12/89	1,588,193	80%
Middlefield	Middlefield, OH	36	3/90	1,350,227	92%
Mathis Retirement	Mathis, TX	36	3/90	1,084,390	100%

PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Sabinal Housing	Sabinal, TX	24	3/90	780,115	96%
Kingsland Housing	Kingsland, TX	34	3/90	1,161,513	100%
Poteau Prop. III	Poteau, OK	19	4/90	583,005	100%
Decatur Properties	Decatur, AR	24	4/90	969,816	83%
Broken Bow Prop II	Broken Bow, OK	46	4/90	1,957,868	98%
Turtle Creek II	Grove, OK	42	4/90	1,558,446	100%
Hartwell Elderly	Hartwell, GA	24	4/90	821,329	100%
Pulaski Village	Pulaski, VA	44	7/90	1,879,998	100%

Total		2,115		$82,065,775

The average effective rental per unit for the year ended December 31, 2007 is $4,640 per year ($387 per month).

The average effective occupancy rate at December 31, 2007 was 93.1%

A summary of the book value of the fixed assets of the Project Partnerships (excluding Sparta for the years ended
December 31, 2006 and 2005), as of December 31, 2007, 2006 and 2005 is as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Land	$3,379,633	$4,370,614	$4,799,885
Land Improvements	1,044,572	1,568,350	1,566,732
Buildings	74,155,361	90,212,695	99,681,232
Furniture and Fixtures	3,486,209	4,359,598	4,723,415

Properties, at Cost	82,065,775	100,511,257	110,771,264
Less: Accumulated Depreciation	46,432,941	53,702,442	56,049,471

Properties, Net	$35,632,834	$46,808,815	$54,721,793

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2008, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2008

Limited Partnership Interest	1,906
General Partner Interest	2

Item 6.  Selected Financial Data

	2008	2007	2006	2005	2004
Total Revenues	$82,163	$72,730	$89,743	$216,372	$201,958
Net Income (Loss)	1,048,120	(190,201)	(378,769)	(1,018,200)	(55,577)

Equity in Income (Loss)
of Project Partnerships	(32,216)	(26,727)	(107,224)	(371,209)	541,590

Total Assets	970,950	2,009,969	2,054,699	2,381,717	3,360,108

Investments In Project
Partnerships	418,023	541,534	620,184	938,137	1,355,760

Per Limited Partnership
Unit: (A)
Tax Credits	.00	.00	.00	.00	2.01
Portfolio Income	68.16	(10.40)	10.46	13.65	10.59
Passive Loss	(78.32)	(103.29)	(135.51)	(160.84)	(139.25)

Net Income (Loss)	40.59	(16.84)	(24.07)	(39.43)	(3.08)

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

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and certain provisions of the Act have been implemented by Gateway and other provisions will be implemented by Gateway in subsequent years.  In light of the additional requirements of the Act, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

Results of Operations

Interest income for the year ended March 31, 2008 of $38,902 represents an increase of $3,867 or 11%, over fiscal year 2007.  Interest income in fiscal year 2007 of $35,035 was an increase of $7,108 or 25% over the fiscal year 2006 interest income of $27,927.  Increases in interest income over the prior two fiscal years result primarily from the increase in interest rates in each year.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  General and Administrative expense incurred by the General Partner on behalf of Gateway decreased $119,107 or 53% to $104,564 in fiscal year 2008 as compared to the fiscal year 2007 expense of $223,671.  In fiscal year 2007, general and administrative expense was $50,293 or 29% higher than the fiscal year 2006 expense of $173,378.  The decreased general and administrative expense results primarily from a decrease in Project Partnerships held by Gateway.  Administrative costs of administering Gateway increased from 2006 to 2007 in large part due to increased staff related solely to the disposition of the Project Partnerships.  These administrative costs are funded from interest income received, distributions received from Project Partnerships, and from cash reserves which were funded at the inception of Gateway for the purpose of funding on-going administrative costs of Gateway.

General and Administrative expense - Other, decreased in fiscal year 2008 by $7,110 or 7% to $94,622 as compared to $101,732 incurred in fiscal year 2007.  Fiscal year 2007 General and Administrative expense – Other when compared to fiscal year 2006 decreased $27,309, or 21% from the fiscal year 2006 expense of $129,041.  Expenses for annual tax return preparation and financial statement audits and quarterly reviews, third-party investor reporting services and any other third-party professional services incurred are included in this category of expenses.  During fiscal year 2006, real estate valuation services expense of $20,700 was incurred which was not incurred in either fiscal year 2007 or fiscal year 2008.

Amortization expense was $0 in both fiscal years 2008 and 2007, as compared to fiscal year 2006 expense of $181,818.  During fiscal year 2006, the useful life of the acquisition fees and expense was changed from 35 years to 15 years to better reflect the economic life of those investments.  Since all of the Project Partnerships exited their 15-year Tax Credit compliance period as of March 31, 2008, there was no amortization expense in fiscal years 2007 and 2008.

Fourteen Project Partnership investments were sold or otherwise disposed of during fiscal year 2008 (Ashburn Housing, Ltd., Laurel Woods Associates, Brookshire Apartments, L.P., Sandridge Apartments, Ltd., Greeneville Limited Partnership, Hunters Ridge, Ltd., Riverside Apartments, Ltd., Kenly Housing Associates Limited Partnership, River Road Apartments, Pleasant Valley Housing Limited Partnership, Claremont Housing Limited Partnership, Teton View Limited Partnership (Phase I and Phase II), Scotts Hill, Ltd., and Village Apartments of Sparta Limited Partnership).  Gateway received net sales proceeds totaling $1,277,242 which were distributed in fiscal year 2008 to the Limited Partners at $49.95 per limited partner unit.

Nine Project Partnership investments were sold or otherwise disposed of during fiscal year 2007.  Four of the Project Partnerships - Albany, Ltd., Burkesville, Ltd., Floresville Housing Ltd., and Village Apartments of Divernon Limited Partnership – were sold or otherwise disposed of during the first three quarters of fiscal year 2007.  Gateway received sales proceeds for these four Project Partnership transactions totaling $148,698 which were distributed in fiscal year 2007 to the Limited Partners, less $11,920 in legal and other distribution related expenses, at $5.35 per limited partner unit.  Five of the Project Partnerships – Applewood Apartments (Crestwood Villa II), Fairview South, Ltd., Robinhood Apartments, Ltd., Skyview Terrace Apartments, Ltd. and Southwood Apartments, Ltd. – were sold in the fourth quarter of fiscal year 2007.  Gateway received net sales proceeds for these five Project Partnerships totaling $277,723 which have been distributed to the Limited Partners subsequent to the March 31, 2007 year-end (in May, 2007) at $10.87 per Limited Partner unit.

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

Cumulative distributions of sales proceeds since inception of Gateway to Limited Partners amount to $128.28 per unit.

For the year ended March 31, 2008 the Project Partnerships reported losses of $32,216 which represents a $5,489 increase as compared to the losses from Project Partnerships for the year ended March 31, 2007 of $26,727.  For the fiscal year ended March 31, 2006, the Project Partnerships reported a loss of $107,224.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero.  Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2008, the Gain on Sale of Project Partnerships amounted to $1,216,715, an increase of $805,498 from the fiscal year 2007 Gain on Sale amount of $411,217.  The fiscal year 2006 Gain on Sale amount was $598,499.  As more fully discussed herein, fourteen Project Partnership investments were sold or disposed of in fiscal year 2008 as compared to fiscal year 2007 when nine Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of a Project Partnership is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section that follows.

In fiscal year 2008, income from Discontinued Operations totaled $351,919, an increase of $219,586 from the fiscal year 2007 income from Discontinued Operations of $132,333.  The fiscal year 2006 loss from Discontinued Operations was $39,760.  Discontinued Operations includes the results of operations of Village Apartments of Sparta Limited Partnership (“Sparta”) and Village Apartments of Divernon Limited Partnership (“Divernon”), which when considered with Gateway Project Partnerships are the (“Operating Entities”).  As more fully discussed in Notes 2 and 8 of the accompanying financial statements, Sparta was disposed of by Gateway late in fiscal year 2008 and Divernon was disposed of by Gateway early in fiscal year 2007.  Refer to the discussion of these Project Partnership dispositions in the exit strategy section that follows.

In total, Gateway reported net income of $696,201 from continuing operations for the year ended March 31, 2008.  Cash and Cash Equivalents decreased by $664,670 due in part to distribution of 2007 sales proceeds totaling $277,902 in fiscal year 2008 and the purchase of investment securities totaling $200,266 in fiscal year 2008.

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

The sources of funds to pay the operating costs are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Notes and the interest earned thereon, which were purchased with funds set aside for this purpose, and cash distributed to Gateway from operations of the Project Partnerships.  At March 31, 2008, Gateway had $350,280 of cash and cash equivalents and $202,647 of short-term investments in U.S. Treasury Notes.  Management believes that sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to perhaps pay a small portion of the unpaid Asset Management Fee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ending March 31, 2008, Gateway received $92,198 in cash distributions from the Project Partnerships and $38,902 in interest income which are available for payment of Gateway expenses.  The General and Administrative operating costs (both General Partner and Other) were $199,186 in fiscal year 2008 and the Asset Management Fee expensed was $379,409, no asset management fees were actually paid to the General Partner during fiscal year 2008.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized during each of the years ended March 31, 2008, 2007 and 2006.  Impairment loss is an estimate based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Recent Accounting Changes

There have been no recent accounting standards promulgated that have a significant impact on the financial statements of Gateway.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.  All of Gateway’s Project Partnerships have reached the end of their Tax Credit compliance period; consequently, Gateway is currently in the process of disposing of all of its investments in Project Partnerships.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) a mortgage balance of the property which is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of March 31, 2008, Gateway holds a limited partner interest in 55 Project Partnerships holding 58 properties which own and operate government assisted multi-family housing complexes.  As of March 31, 2008, twenty-seven of the Project Partnerships holding twenty-nine of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized herein:

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
March 2008	Village Apartments of Sparta	$ -	$ -	$ -	$ 401,634
March 2008	Scotts Hill	-	-	(2,000)	-
January 2008	Teton View Apartments (Phase I)	23,000	0.90	21,811	-
January 2008	Teton View Apartments (Phase II)	15,000	0.59	14,504	-
December 2007	Claremont Housing	22,000	0.86	23,850	-
December 2007	Pleasant Valley Housing	31,775	1.24	31,249	-
December 2007	River Road Apartments	8,750	0.34	(51,411)	-
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444	-
October 2007	Riverside Apartments	110,056	4.30	109,530	-
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363	-
August 2007	Greenville Landing Apartments	34,306	1.34	33,775	-
July 2007	Sandridge Apartments	248,000	9.70	248,798	-
July 2007	Brookshire Apartments	248,000	9.70	249,032	-
May 2007	Laurel Woods Apartments	223,240	8.73	224,347	-
April 2007	Ashburn Housing	148,309	5.80	147,778	-
	Other, net (see below)			645	-
				$ 1,216,715	$ 401,634

The net proceeds from the sale of Teton View Apartments (Phase I), Teton View Apartments (Phase II), Claremont Housing, Pleasant Valley Housing, River
Road Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments were distributed to the Limited Partners in February 2008.

The net proceeds from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashburn Housing were distributed to the Limited Partners in October 2007.

The net proceeds from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007.

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

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

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashburn Housing	201,181

Total Re-syndication contribution	$ 318,720

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2007 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
February 2007	Skyview Terrace Apartments	$ 38,732	$ 1.51	$ 38,732	$ -
February 2007	Fairview South Apartments	50,360	1.97	50,360	-
February 2007	Southwood Apartments	42,710	1.67	42,710	-
February 2007	Robinhood Apartments	40,383	1.58	40,383	-
January 2007	Applewood Apartments	105,538	4.14	105,538	-
October 2006	Hunters Ridge Apartments (KY)	47,616	1.90	47,616	-
October 2006	Albany Village Apartments	47,668	1.90	47,668	-
July 2006	Floresville Square Apartments II	39,064	1.54	38,210	-
April 2006	Village Apartments of Divernon	-	-	-	151,256
				$ 411,217	$ 151,256

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

Fiscal Year 2006 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
June 2005	Rivermeade Apartments I	$ 329,950	$ 12.90	$ 328,681
June 2005	Rivermeade Apartments II	167,550	6.55	167,060
June 2005	Keysville Apartments	102,758	4.02	102,758
				$ 598,499

The net proceeds from the sale of Rivermeade Apartments I, Rivermeade Apartments II, and Keysville Apartments were distributed to the Limited Partners in December 2005.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2008:

Project Partnerships sold subsequent to March 31, 2008:

Middlefield, Ltd.	Pulaski Village Limited Partnership

Subsequent to the March 31, 2008 year-end, Gateway sold its partnership interest in Middlefield, Ltd. and Pulaski Village Limited Partnership.  Gateway received approximately $247,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in fiscal year 2009 (approximately $9.66 per limited partner unit) from these sale transactions in June 2008 which will be distributed to the Limited Partners in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended June 30, 2008.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Seniors	Limestone Estates
Buena Vista Housing	Hannah’s Mill Apartments
Mabank 1988 Limited	La Villa Elena L.P.
Casa Linda Limited Partnership	Sage L.P.
Rio Abajo

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,750,000, or $68.45 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 12-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Laurel Apartments Limited Partnership	Cuthbert Elderly Housing, Ltd.
Spring Creek Apartments, Ltd. (GA)	Madison, Ltd.
Middleport Limited Partnership	The Meadows Associates
Longleaf Apartments, Ltd.

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $935,000, or $36.57 per limited partnership unit potentially available for distribution to the Limited Partners over the next 12 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Winder Apartments, Ltd., L.P.	Spring Creek Apartments, Ltd. (AL)
Lakewood Apartments Limited Partnership	Oakwood Apartments Limited Partnership
Sabinal Housing, Ltd.	Hartwell Elderly, Ltd., L.P.
Hastings Manor, Ltd.	Oakwood Grove, Ltd.
Sandhill Forest, Ltd.	Eagle’s Bay Limited Partnership
Stone Arbor Limited Partnership	Suncrest Limited Partnership
Woodcroft Limited Partnership	Laynecrest Associates Limited Partnership
Martindale Limited Partnership	Village Apartments of Centralia II, Limited Partnership
Village Apartments of Fortville II, L.P.	Village Apartments of Morgantown, Limited Partnership
Village Apartments of Summitville, L.P.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disclosure of Contractual Obligations

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities reflected on the
Registrant’s Balance Sheet under GAAP	$4,945,524 (1)	4,945,524	0	0	0

 (1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2008.
This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Gateway Tax Credit Fund, Ltd.

We have audited the accompanying consolidated balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2008 and 2007 and the related consolidated statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended March 31, 2008.  Gateway’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of a certain Project Partnership for which $293,885 and $334,331 of net investment is included in these financial statements as of March 31, 2008 and 2007, respectively, and for which equity in its net income (loss) was ($35,167), $15,136 and ($40,561), respectively, for the years ended March 31, 2008, 2007 and 2006.  Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Reznick Group, P.C.
 REZNICK GROUP, P.C.

Atlanta, Georgia
July 8, 2008

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED BALANCE SHEET

	March 31,	March 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$350,280	$1,014,950
Investments in Securities	202,647	0
Accounts Receivable	0	3,008
Investments in Project Partnerships, net	124,138	0
Investment in Project Partnership Held for Sale	293,885	0

Total Current Assets	970,950	1,017,958

Investments in Project Partnerships, net	0	207,203
Investment in Project Partnership Held for Sale	0	334,331
Assets of Consolidated Project Partnership
Held for Sale	0	450,477

Total Assets	$970,950	$2,009,969

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$4,945,524	$496,513
Distribution Payable	0	278,126
Accounts Payable - Other	6,131	5,435

Total Current Liabilities	4,951,655	780,074

Long-Term Liabilities:
Payable to General Partners	0	4,187,572
Liabilities of Consolidated Project Partnership
Held for Sale	0	825,051

Total Long-Term Liabilities	0	5,012,623

Minority Interest in Local Limited
Partnership	0	(30,271)

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at March 31, 2008 and March 31, 2007)	(4,571,641)	(4,014,192)
General Partners	590,936	261,735

Total Partners' Deficit	(3,980,705)	(3,752,457)

Total Liabilities and Partners' Deficit	$970,950	$2,009,969

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	2008	2007	2006
Revenues:
Distribution Income	$82,163	$72,730	$89,743

Total Revenues	82,163	72,730	89,743

Expenses:
Asset Management Fee - General Partner	379,409	450,140	464,115
General and Administrative:
General Partner	104,564	223,671	173,378
Other	94,622	101,732	129,041
Amortization	0	0	181,818

Total Expenses	578,595	775,543	948,352

Loss Before Equity in Loss of Project
Partnerships and Other Income	(496,432)	(702,813)	(858,609)

Equity in Loss of Project Partnerships	(32,216)	(26,727)	(107,224)
Gain on Sale of Project Partnerships	1,216,715	411,217	598,499
Minority Interest in (Income) Loss of
Consolidated Project Partnership	(30,768)	(39,246)	398
Interest Income	38,902	35,035	27,927

Net Income (Loss) from Continuing Operations	$696,201	$(322,534)	$(339,009)

Income (Loss) from Discontinued Operations
(See Notes 2 & 8)	351,919	132,333	(39,760)

Net Income (Loss)	$1,048,120	$(190,201)	$(378,769)

Allocation of Net Income (Loss):
Limited Partners	$1,037,639	$(430,524)	$(615,305)
General Partners	10,481	240,323	236,536

	$1,048,120	$(190,201)	$(378,769)

Net Income (Loss) Per Limited Partnership Unit	$40.59	$(16.84)	$(24.07)

Number of Limited Partnership Units
Outstanding	25,566	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	Limited	General
	Partners'	Partners'
	Deficit	Equity (Deficit)	Total
Balance at March 31, 2005	$(1,953,424)	$(215,124)	$(2,168,548)

Net Income (Loss)	(615,305)	236,536	(378,769)

Distributions	(600,258)	0	(600,258)

Balance at March 31, 2006	(3,168,987)	21,412	(3,147,575)

Net Income (Loss)	(430,524)	240,323	(190,201)

Distributions	(414,681)	0	(414,681)

Balance at March 31, 2007	(4,014,192)	261,735	(3,752,457)

Capital Contributions	0	318,720	318,720

Net Income	1,037,639	10,481	1,048,120

Distributions	(1,595,088)	0	(1,595,088)

Balance at March 31, 2008	$(4,571,641)	$590,936	$(3,980,705)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$1,048,120	$(190,201)	$(378,769)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Amortization	0	0	181,818
Amortized Premium on Investments in Securities	195	0	0
Equity in Loss of Project Partnerships	32,216	26,727	107,224
Gain on Sale of Project Partnerships	(1,216,715)	(411,217)	(598,499)
Discontinued Operations	(351,919)	(132,333)	39,760
Minority Interest in Income (Loss) of Consolidated
Project Partnership	30,768	39,246	(398)
Net Change in Assets and Liabilities of Consolidated
Project Partnership Held for Sale	0	1,428	16,564
Distribution Income	(82,163)	(72,730)	(89,743)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	1,294	1,619	(872)
Increase in Interest Receivable	(2,577)	0	0
Increase (Decrease) in Accounts Payable	696	(21,027)	26,462
Increase in Distribution Payable	0	0	224
Increase in Payable to General Partners	263,491	676,216	618,600
Net Cash Used in Operating Activities	(276,594)	(82,272)	(77,629)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	92,198	87,232	116,895
Net Proceeds from Sale of Project Partnerships	1,276,538	408,239	600,258
Purchase of Investment Securities	(200,266)	0	0
Cash Related to Property Held for Sale	0	(19,979)	(1,703)
Net Cash Provided by Investing Activities	1,168,470	475,492	715,450

Cash Flows from Financing Activities:
Capital Contributions	318,720	0	0
Distributions to Limited Partners	(1,875,266)	(136,779)	(600,258)
Net Cash Used in Financing Activities	(1,556,546)	(136,779)	(600,258)

(Decrease) Increase in Cash and Cash Equivalents	(664,670)	256,441	37,563
Cash and Cash Equivalents at Beginning of Year	1,014,950	758,509	720,946

Cash and Cash Equivalents at End of Year	$350,280	$1,014,950	$758,509

Supplemental Cash Flow Information:
Interest Paid	$17,874	$19,632	$26,409

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$2,052	$277,902	$-
Decrease in Payable to General Partners	(2,052)	0	0
Distribution to Limited Partners	0	(277,902)	0
Increase in Investment in Project Partnership Held for Sale	(293,885)	0	0
Decrease in Investments in Project Partnerships	293,885	0	0
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 AND 2006

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes which qualify for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2008, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties are allocated as specified in the Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

   Consolidated Statements

The accompanying statements include, on a consolidated basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership (“Sparta”) and Village Apartments of Divernon Limited Partnership (“Divernon”) (together, the "Operating Entities"), two Project Partnerships in which Gateway had invested.  As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc., became the general partner of the Operating Entities.  Since the general partner of the Operating Entities is now an affiliate of Gateway, these consolidated financial statements include the financial activity of the Operating Entities for all years presented.  All significant intercompany balances and transactions have been eliminated.  Gateway has elected to report the results of operations of the Operating Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships. Gateway disposed of its investment in Sparta during the fiscal year ended March 31, 2008 and Divernon during the fiscal year ended March 31, 2007 (See further discussion of these disposition transactions in Note 8).  The operating activity and gain on disposition of Sparta are reported as discontinued operations on the financial statements for the years ended March 31, 2008, 2007, and 2006.  The operating activity and gain on disposition of Divernon are reported as discontinued operations on the financial statements for the years ended March 31, 2007 and 2006.

   Basis of Accounting

Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

Gateway accounts for its investments as the sole limited partner in Project Partnerships (“Investments in Project Partnerships”), with the exception of the Operating Entities, using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Consolidated Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)  Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)  Decreased for cash distributions received from the Project Partnerships, and
3)  Decreased for the amortization of the acquisition fees and expenses.

For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized.  In all years prior to March 31, 2006, the period in which such intangible assets had been amortized was 35 years.  In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized.  As a result of this change in estimate, an additional $171,067 of amortization expense was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during that year.  The net amortization is shown as amortization expense on the Consolidated Statements of Operations.

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero.  The suspended losses will be used to offset future income, if any, from the individual Project Partnerships.  Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized during each of the years ended March 31, 2008, 2007 and 2006.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal year 2006, 2007, or 2008

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) has met such criteria as of March 31, 2008.  Accordingly, the investment in Crosstown is presented as Investment in Project Partnership Held for Sale on the consolidated balance sheet as of March 31, 2008 and 2007.

Sparta met such criteria as of March 31, 2007 and Divernon met such criteria as of March 31, 2006.  Accordingly, the assets and liabilities of Sparta are presented as held for sale as of March 31, 2007.  Additionally, the results of operations of Sparta and Divernon are presented as discontinued operations for all periods.  Sparta was disposed during March 2008 and Divernon was disposed during April 2006.  (See further discussion of these disposition transactions in Note 8).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Discontinued Operations on the Consolidated Statements of Operations consist of the following amounts for fiscal year 2008, 2007 and 2006:

	2008	2007	2006
Rental Revenue	$109,586	$109,342	$133,428
Miscellaneous Income	2,646	3,695	4,212
Rental Operating Expenses	(105,550)	(74,651)	(92,138)
Interest Expense	(49,295)	(49,638)	(85,529)
Depreciation Expense	(38,714)	(39,382)	(57,669)
Gain on Disposition of Project Partnerships	401,634	151,256	-
Interest Subsidy	31,421	31,440	57,687
Interest Income	191	271	249
Total Discontinued Operations Income (Loss)	$351,919	$132,333	$(39,760)

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

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

 Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

For comparability, certain fiscal year 2006 and 2007 amounts have been reclassified, where appropriate, to conform to the fiscal year 2008 financial statement presentation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

As of March 31, 2008, Gateway holds variable interests in 55 VIEs, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $12,794,791 at March 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $2,647.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  The estimated market value at March 31, 2008 of the securities is $201,844 resulting in a gross unrealized loss of $803.

As of March 31, 2008, the cost and accrued interest/unamortized premiums of the securities by contractual maturities is as follows:

Due within 1 year	$202,647
After 1 year through 5 years	0
Total Amount Carried on Balance Sheet	$202,647

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2008, 2007 and 2006 were $379,409, $450,140 and $464,115, respectively.

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2008, 2007 and 2006 were $104,564, $223,671 and $173,378, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 8, Summary of Disposition Activities herein.

NOTE 5 - MORTGAGE NOTE PAYABLE:

There was no mortgage note payable on the consolidated balance sheet as of March 31, 2008, as both of the Operating Entities have been disposed by Gateway as of this date.  The financial activity of Sparta is included in Discontinued Operations for the years ended March 31, 2008, 2007 and 2006.  The financial activity of Divernon is included in Discontinued Operations for the years ended March 31, 2007 and 2006.

The mortgage note payable for Sparta as of December 31, 2006 was the balance due on the note dated December 1, 1998 in the amount of $827,361.  The loan was at a stated interest rate of 6.125% for a period of 50 years; the loan also contained a provision for an interest subsidy which reduced the effective interest rate to 2.325%.  As more fully described in Note 8 herein, Gateway disposed of its interest in Sparta during the year ended March 31, 2008.

NOTE 6 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s loss for tax purposes:

	2008	2007	2006
Net Income (Loss) per Financial Statements	$1,048,120	$(190,201)	$(378,769)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(274,659)	(114,857)	(905,444)

Losses suspended for financial reporting purposes	(1,262,292)	(1,730,651)	(1,998,796)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(47,007)	(219,518)	219,027

Additional Gain on Sale of Project Partnerships for
tax purposes	2,897,681	526,598	999,397

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	403,468	455,354	466,433
Amortization Expense	0	172,343	12,885
Miscellaneous Income	(90,840)	(58,505)	(89,491)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	0	(224)	0

Gateway income (loss) for tax purposes as of
December 31	$2,674,471	$(1,159,661)	$(1,674,758)

	December 31,	December 31,	December 31,
	2007	2006	2005

Federal Low Income Housing Tax Credits
(Unaudited)	$0	$0	$0

Gateway’s Investments in Project Partnerships is approximately $24,247,709 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax purposes.

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences

Investments in Local Limited
Partnerships	$418,023	$(23,829,686)	$24,247,709

Other Assets	$552,927	$1,022,969	$(470,042)

Liabilities	$4,951,655	$745,918	$4,205,737

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2008, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 55 Project Partnerships holding 58 properties which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement. The total Investments in Project Partnerships includes both the Investments in Project Partnerships and Investment in Project Partnership Held for Sale on the consolidated balance sheet.

The following is a summary of Investments in Project Partnerships, including Crosstown but excluding Sparta for the year ended March 31, 2007, as of:

	March 31,	March 31,
	2008	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$12,794,791	$15,720,185

Cumulative equity in losses of Project Partnerships (1)	(12,793,161)	(15,751,914)

Cumulative distributions received from Project Partnerships	(605,078)	(702,417)

Investment in Project Partnerships before Adjustment	(603,448)	(734,146)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,617,977	1,979,556
Accumulated amortization of acquisition
fees and expenses	(596,506)	(703,876)

Investments in Project Partnerships	$418,023	$541,534

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $17,461,710 for the year ended March 31, 2008 and cumulative suspended losses of $19,299,452 for the year ended March 31, 2007 are not included.

NOTE 7 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding the Operating Entities for the fiscal years ended March 31, 2007 and 2006, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$7,261,688	$8,441,716	$8,866,220
Investment properties, net	35,632,834	46,808,815	54,721,793
Other assets	449,635	876,557	476,710
Total assets	$43,344,157	$56,127,088	$64,064,723

Liabilities and Partners' Deficit:
Current liabilities	$3,488,506	$4,140,571	$3,673,308
Long-term debt	60,465,838	74,864,944	83,731,653
Total liabilities	63,954,344	79,005,515	87,404,961

Partners' deficit
Limited Partner	(19,091,714)	(20,692,359)	(21,204,017)
General Partners	(1,518,473)	(2,186,068)	(2,136,221)
Total Partners' deficit	(20,610,187)	(22,878,427)	(23,340,238)

Total liabilities and partners' deficit	$43,344,157	$56,127,088	$64,064,723

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$13,642,751	$16,218,199	$17,514,169
Expenses:
Operating expenses	7,523,441	8,922,830	9,322,311
Interest expense	4,949,038	6,019,721	6,997,036
Depreciation and amortization	2,477,856	3,051,054	3,322,115

Total expenses	14,950,335	17,993,605	19,641,462

Net loss	$(1,307,584)	$(1,775,406)	$(2,127,293)

Other partners' share of net loss	$(13,076)	$(18,028)	$(21,273)

Gateway's share of net loss	$(1,294,508)	$(1,757,378)	$(2,106,020)
Suspended losses	1,262,292	1,730,651	1,998,796

Equity in Loss of Project Partnerships	$(32,216)	$(26,727)	$(107,224)

Gateway's equity as reflected by the Project Partnerships of $(19,091,714) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(603,448) primarily because of suspended losses on Gateway's books.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of March 31, 2008, Gateway has sold or otherwise disposed of its interest in 27 Project Partnerships which held 29 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
March 2008	Village Apartments of Sparta	$ -	$ -	$ -	$ 401,634
March 2008	Scotts Hill	-	-	(2,000)	-
January 2008	Teton View Apartments (Phase I)	23,000	0.90	21,811	-
January 2008	Teton View Apartments (Phase II)	15,000	0.59	14,504	-
December 2007	Claremont Housing	22,000	0.86	23,850	-
December 2007	Pleasant Valley Housing	31,775	1.24	31,249	-
December 2007	River Road Apartments	8,750	0.34	(51,411)	-
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444	-
October 2007	Riverside Apartments	110,056	4.30	109,530	-
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363	-
August 2007	Greenville Landing Apartments	34,306	1.34	33,775	-
July 2007	Sandridge Apartments	248,000	9.70	248,798	-
July 2007	Brookshire Apartments	248,000	9.70	249,032	-
May 2007	Laurel Woods Apartments	223,240	8.73	224,347	-
April 2007	Ashburn Housing	148,309	5.80	147,778	-
	Other, net (see below)			645	-
				$ 1,216,715	$ 401,634

The net proceeds from the sale of Teton View Apartments (Phase I), Teton View Apartments (Phase II), Claremont Housing, Pleasant Valley Housing, River
Road Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments were distributed to the Limited Partners in February 2008.

The net proceeds from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashburn Housing were distributed to the Limited Partners in October 2007.

The net proceeds from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007.

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

NOTE 8 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

Floresville Square Apartments	$57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashburn Housing	201,181

Total Re-syndication contribution	$318,720

Fiscal Year 2007 Disposition Activity:

					Component of
Transaction		Net	Net Proceeds	Gain (Loss)	Discontinued
Month / Year	Project Partnership	Proceeds	Per LP Unit	on Disposal	Operations
February 2007	Skyview Terrace Apartments	$ 38,732	$ 1.51	$ 38,732	$ -
February 2007	Fairview South Apartments	50,360	1.97	50,360	-
February 2007	Southwood Apartments	42,710	1.67	42,710	-
February 2007	Robinhood Apartments	40,383	1.58	40,383	-
January 2007	Applewood Apartments	105,538	4.14	105,538	-
October 2006	Hunters Ridge Apartments (KY)	47,616	1.90	47,616	-
October 2006	Albany Village Apartments	47,668	1.90	47,668	-
July 2006	Floresville Square Apartments II	39,064	1.54	38,210	-
April 2006	Village Apartments of Divernon	-	-	-	151,256
				$ 411,217	$ 151,256

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

Fiscal Year 2006 Disposition Activity:

Transaction		Net	Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Proceeds	Per LP Unit	on Disposal
June 2005	Rivermeade Apartments I	$ 329,950	$ 12.90	$ 328,681
June 2005	Rivermeade Apartments II	167,550	6.55	167,060
June 2005	Keysville Apartments	102,758	4.02	102,758
				$ 598,499

The net proceeds from the sale of Rivermeade Apartments I, Rivermeade Apartments II, and Keysville Apartments were distributed to the Limited Partners in December 2005.

NOTE 9 – SUBSEQUENT EVENTS:

Subsequent to the March 31, 2008 year-end, Gateway sold its partnership interest in Middlefield, Ltd. and Pulaski Village Limited Partnership.  Gateway received approximately $247,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in fiscal year 2009 (approximately $9.66 per limited partner unit) from these sale transactions in June 2008 which will be distributed to the Limited Partners in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended June 30, 2008.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	6/30/2007	9/30/2007	12/31/2007	3/31/2008
Year 2008

Total Revenues	$38,683	$4,663	$12,021	$26,796

Net Income	$100,330	$540,140	$246,291	$161,359

Income Per Weighted
Average Limited
Partnership Units
Outstanding	$3.89	$20.92	$9.54	$6.24

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	6/30/2006	9/30/2006	12/31/2006	3/31/2007
Year 2007

Total Revenues	$23,901	$7,761	$5,595	$35,473

Net Income (Loss)	$(10,816)	$(145,572)	$(36,044)	$2,231

Loss Per Weighted Average
Limited Partnership Units
Outstanding	$(0.42)	$(5.64)	$(1.40)	$(9.38)

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

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

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates

Columbus, Ohio
February 17, 2007

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in Gateway's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as Gateway's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Gateway’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gateway.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of Gateway’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Gateway’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of its financial statements; providing reasonable assurance that receipts and expenditures of Gateway’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Gateway’s assets that could have a material effect on Gateway’s financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of Gateway’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting was effective as of March 31, 2008.

Item 9A(T).  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2008.

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

Ronald M. Diner, age 64, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 52, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF’s Internet website at http://www.raymondjames.com under “About Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

Information regarding the officers and directors of Raymond James Partners, Inc. is included on pages 51 and 52 of the Prospectus under the section captioned "Management" (consisting of pages 49 through 52 of the Prospectus), which is incorporated herein by reference.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2008.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2008, 2007 and 2006.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2008, 2007 and 2006 were $379,409, $450,140 and $464,115, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2008, 2007 and 2006 were $104,564, $223,671 and $173,378, respectively.

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway’s quarterly report on Form 10-Q for the year ended March 31, 2008 was $34,800.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2008 for services pertaining to prior years audit reports were $2,000.

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway’s quarterly report on Form 10-Q for the year ended March 31, 2007 was $32,000.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2007 for services pertaining to prior years audit reports were $2,000.

Tax Fees

During fiscal 2008 and 2007, Spence, Marston, Bunch, Morris & Co. was engaged to prepare Gateway’s federal tax return, for which they billed $8,000 for both 2008 and 2007.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2008, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

Schedule IV – Mortgage loans on real estate

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  (3) Exhibit Listing

Exhibit
Number    Description
3.1	Amended Certificate of Limited Partnership of Gateway Tax Credit Fund, Ltd. (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-18142 and incorporated herein by reference.)
4.1	The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the Prospectus, File No. 33-18142, and incorporated herein by reference.)
23	The consent of Reznick Group, P.C. (Filed herewith.)
31.1	Certification required by Rule 15d-14(a).(Filed herewith.)
31.2	Certification required by Rule 15d-14(a).(Filed herewith.)
32	Certification required by Rule 15d-14(b).(Filed herewith.)
99.1	Financial statements of Crosstown Seniors Limited Dividend Housing Association Limited Partnership for the years ended December 31, 2007 and 2006.

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2007:

Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Laynecrest	Medway, OH	48	$ 1,424,267
Martindale	Union, OH	30	906,764
La Villa Elena	Bernalillo, NM	54	1,418,675
Rio Abajo	Truth or Consequences, NM	42	1,350,892
Fortville II	Fortville, IN	24	649,699
Summitville	Summitville, IN	24	709,995
Suncrest	Yanceyville, NC	40	1,426,604
Brandywine III	Millsboro, DE	32	1,049,262
Concord IV	Perryville, MD	32	1,049,589
Dunbarton Oaks III	Georgetown, DE	32	1,057,471
Federal Manor	Federalsburg, MD	32	1,119,643
Laurel Apts	Laurel, DE	32	1,092,023
Mulberry Hill IV	Easton, MD	16	580,563
Madison	Madison, OH	39	1,261,247
Hannah's Mill	Thomaston, GA	50	1,427,046
Longleaf Apts.	Cairo, GA	36	939,723
Sylacauga Garden	Sylacauga, AL	42	1,364,159
Monroe Family	Monroe, GA	48	1,417,526
Casa Linda	Silver City, NM	41	1,337,294
Crosstown	Kalamazoo, MI	201	3,399,440
Limestone Estates	Limestone, ME	25	1,112,997
Eagle's Bay	Beaufort, NC	40	1,434,523
Sage	Gallup, NM	44	1,427,082
Middleport	Middleport, NY	25	919,569
Oakwood Apts.	Columbus, NE	24	764,864
Morgantown	Morgantown, IN	24	767,625
Cuthbert Elderly	Cuthbert, GA	32	796,193
Sandhill Forest	Melrose, FL	16	642,934
Oakwood Grove	Crescent City, FL	36	984,162
Hastings Manor	Hastings, FL	24	678,373
Lakewood Apts.	Norfolk, NE	72	2,357,417
Mabank 1988	Mabank, TX	42	1,079,423
Buena Vista	Buena Vista, GA	24	638,002
Woodcroft	Elizabethtown, NC	32	1,121,609
Spring Creek	Quitman, GA	18	477,120
Spring Creek	Cherokee, AL	24	848,971
Milton Elderly	Milton, FL	43	1,051,391
Winder Apartments	Winder, GA	48	1,377,896
Stone Arbor	Madison, NC	40	1,447,368
Centralia II	Centralia, IL	24	776,967
Poteau IV	Poteau, OK	32	547,624
Barling	Barling, AR	48	846,368
Booneville	Booneville, AR	48	1,301,243

Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Augusta	Augusta, KS	66	1,863,417
Meadows	Farmville, VA	40	1,287,942
Middlefield	Middlefield, OH	36	1,154,615
Mathis Retirement	Mathis, TX	36	849,168
Sabinal Housing	Sabinal, TX	24	586,614
Kingsland Housing	Kingsland, TX	34	820,041
Poteau Prop. III	Poteau, OK	19	449,622
Decatur Properties	Decatur, AR	24	750,938
Broken Bow Prop II	Broken Bow, OK	46	1,440,915
Turtle Creek II	Grove, OK	42	1,209,963
Hartwell Elderly	Hartwell, GA	24	650,675
Pulaski Village	Pulaski, VA	44	1,350,242

Total		2,115	$ 60,795,755

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2007:

	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Laynecrest	$ 310,264	$ 1,533,433	$ 18,088
Martindale	243,665	928,824	22,381
La Villa Elena	128,000	1,672,703	389,594
Rio Abajo	88,500	1,610,884	243,446
Fortville II	25,000	780,355	5,034
Summitville	30,000	849,511	483
Suncrest	331,988	1,788,595	57,257
Brandywine III	105,508	1,154,434	92,179
Concord IV	120,440	1,198,338	117,926
Dunbarton Oaks III	123,135	1,205,530	105,809
Federal Manor	142,632	1,252,927	138,522
Laurel Apts	144,680	1,156,847	121,188
Mulberry Hill IV	55,379	652,234	52,136
Madison	60,000	1,378,177	40,498
Hannah's Mill	60,000	1,754,918	(2,132)
Longleaf Apts.	54,700	1,135,966	28,065
Sylacauga Garden	70,000	1,521,755	45,195
Monroe Family	110,000	1,678,673	0
Casa Linda	153,730	1,518,228	159,937
Crosstown	408,338	5,164,734	787,099
Limestone Estates	79,224	1,318,259	65,300
Eagle's Bay	175,735	1,752,762	46,948
Sage	196,207	1,616,554	230,382
Middleport	18,000	1,132,502	17,350
Oakwood Apts.	96,800	862,439	83,442
Morgantown	15,000	940,191	4,592
Cuthbert Elderly	22,550	1,006,889	(1,144)
Sandhill Forest	28,091	544,545	181,652
Oakwood Grove	44,712	1,191,986	2,187
Hastings Manor	18,000	839,600	5,602
Lakewood Apts.	207,700	2,754,382	381,385
Mabank 1988	57,200	1,210,248	163,622
Buena Vista	11,390	804,816	(1,979)
Woodcroft	82,500	1,402,798	12,135
Spring Creek	33,330	575,656	(1,378)
Spring Creek	20,000	589,739	422,663
Milton Elderly	50,000	1,292,395	53,983
Winder Apartments	73,500	1,692,510	(3,285)
Stone Arbor	57,280	1,813,230	3,554
Centralia II	36,450	954,070	(14,292)
Poteau IV	33,000	683,016	0
Barling	62,500	1,049,173	41,191

	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Booneville	32,500	1,650,087	0
Augusta	101,300	2,280,419	0
Meadows	102,342	1,455,858	29,993
Middlefield	70,700	1,250,957	28,570
Mathis Retirement	37,127	1,041,038	6,225
Sabinal Housing	18,000	752,263	9,852
Kingsland Housing	30,000	894,081	237,432
Poteau Prop. III	18,350	564,655	0
Decatur Properties	24,300	945,516	0
Broken Bow Prop II	70,000	1,887,868	0
Turtle Creek II	45,000	1,513,446	0
Hartwell Elderly	49,800	771,529	0
Pulaski Village	75,000	1,650,373	154,625

Total	$ 4,859,547	$ 72,622,916	$ 4,583,312

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2007:

Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Laynecrest	$ 41,817	$ 1,819,968	$ 1,861,785
Martindale	40,500	1,154,370	1,194,870
La Villa Elena	187,734	2,002,563	2,190,297
Rio Abajo	107,245	1,835,585	1,942,830
Fortville II	25,000	785,389	810,389
Summitville	30,000	849,994	879,994
Suncrest	349,456	1,828,384	2,177,840
Brandywine III	30,382	1,321,739	1,352,121
Concord IV	35,899	1,400,805	1,436,704
Dunbarton Oaks III	27,853	1,406,621	1,434,474
Federal Manor	86,281	1,447,800	1,534,081
Laurel Apts	40,971	1,381,744	1,422,715
Mulberry Hill IV	20,761	738,988	759,749
Madison	60,000	1,418,675	1,478,675
Hannah's Mill	60,000	1,752,786	1,812,786
Longleaf Apts.	80,485	1,138,246	1,218,731
Sylacauga Garden	70,000	1,566,950	1,636,950
Monroe Family	110,000	1,678,673	1,788,673
Casa Linda	161,550	1,670,345	1,831,895
Crosstown	604,350	5,755,821	6,360,171
Limestone Estates	62,222	1,400,561	1,462,783
Eagle's Bay	181,070	1,794,375	1,975,445
Sage	275,483	1,767,660	2,043,143
Middleport	18,000	1,149,852	1,167,852
Oakwood Apts.	98,308	944,373	1,042,681
Morgantown	15,000	944,783	959,783
Cuthbert Elderly	22,550	1,005,745	1,028,295
Sandhill Forest	28,091	726,197	754,288
Oakwood Grove	44,712	1,194,173	1,238,885
Hastings Manor	18,000	845,202	863,202
Lakewood Apts.	268,767	3,074,700	3,343,467
Mabank 1988	112,306	1,318,764	1,431,070
Buena Vista	11,390	802,837	814,227
Woodcroft	82,500	1,414,933	1,497,433
Spring Creek	33,330	574,278	607,608
Spring Creek	21,619	1,010,783	1,032,402
Milton Elderly	50,000	1,346,378	1,396,378
Winder Apartments	73,500	1,689,225	1,762,725
Stone Arbor	57,280	1,816,784	1,874,064
Centralia II	36,450	939,778	976,228
Poteau IV	33,000	683,016	716,016
Barling	62,500	1,090,364	1,152,864
Booneville	32,500	1,650,087	1,682,587

Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Augusta	101,300	2,280,419	2,381,719
Meadows	75,766	1,512,427	1,588,193
Middlefield	70,700	1,279,527	1,350,227
Mathis Retirement	37,127	1,047,263	1,084,390
Sabinal Housing	18,000	762,115	780,115
Kingsland Housing	30,000	1,131,513	1,161,513
Poteau Prop. III	18,350	564,655	583,005
Decatur Properties	24,300	945,516	969,816
Broken Bow Prop II	70,000	1,887,868	1,957,868
Turtle Creek II	45,000	1,513,446	1,558,446
Hartwell Elderly	49,800	771,529	821,329
Pulaski Village	75,000	1,804,998	1,879,998

Total	$ 4,424,205	$ 77,641,570	$ 82,065,775

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2007:

Apartment Properties
	Accumulated
Partnership	Depreciation	Depreciable Life

Laynecrest	$ 1,385,228	5.0	- 27.5
Martindale	810,041	5.0	- 27.5
La Villa Elena	987,936	5.0	- 40.0
Rio Abajo	875,309	5.0	- 40.0
Fortville II	551,338	5.0	- 27.5
Summitville	599,931	5.0	- 27.5
Suncrest	825,520	5.0	- 40.0
Brandywine III	975,947	5.0	- 27.5
Concord IV	1,039,398	5.0	- 27.5
Dunbarton Oaks III	1,040,107	5.0	- 27.5
Federal Manor	1,061,867	5.0	- 27.5
Laurel Apts	1,040,716	5.0	- 27.5
Mulberry Hill IV	540,954	5.0	- 27.5
Madison	827,642	5.0	- 33.0
Hannah's Mill	1,113,667	5.0	- 30.0
Longleaf Apts.	734,747	5.0	- 30.0
Sylacauga Garden	1,220,501	5.0	- 27.5
Monroe Family	1,137,592	5.0	- 27.5
Casa Linda	790,479	5.0	- 40.0
Crosstown	3,156,957	5.0	- 40.0
Limestone Estates	984,575	5.0	- 27.5
Eagle's Bay	734,453	5.0	- 50.0
Sage	842,934	5.0	- 40.0
Middleport	520,776	5.0	- 27.5
Oakwood Apts.	542,402	5.0	- 40.0
Morgantown	606,678	5.0	- 27.5
Cuthbert Elderly	612,239	5.0	- 30.0
Sandhill Forest	274,271	5.0	- 35.0
Oakwood Grove	594,954	5.0	- 35.0
Hastings Manor	396,614	5.0	- 40.0
Lakewood Apts.	1,962,016	5.0	- 30.0
Mabank 1988	818,062	5.0	- 35.0
Buena Vista	479,927	5.0	- 30.0
Woodcroft	554,100	5.0	- 50.0
Spring Creek	343,611	5.0	- 40.0
Spring Creek	348,299	5.0	- 30.0
Milton Elderly	783,848	5.0	- 30.0
Winder Apartments	1,034,620	5.0	- 50.0
Stone Arbor	707,490	5.0	- 50.0
Centralia II	612,179	5.0	- 27.5
Poteau IV	490,758	5.0	- 25.0
Barling	797,056	5.0	- 25.0
Booneville	1,208,136	5.0	- 25.0

Apartment Properties
	Accumulated
Partnership	Depreciation	Depreciable Life

Augusta	1,660,744	5.0	- 25.0
Meadows	1,031,756	5.0	- 27.5
Middlefield	698,906	5.0	- 27.5
Mathis Retirement	390,758	5.0	- 50.0
Sabinal Housing	285,347	5.0	- 50.0
Kingsland Housing	391,192	5.0	- 50.0
Poteau Prop. III	406,913	5.0	- 25.0
Decatur Properties	668,653	5.0	- 25.0
Broken Bow Prop II	1,168,344	5.0	- 25.0
Turtle Creek II	1,070,888	5.0	- 25.0
Hartwell Elderly	484,836	5.0	- 27.5
Pulaski Village	1,208,729	5.0	- 27.5

Total	$ 46,432,941

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$100,511,257
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	471,426
Improvements, etc.	0
Other	0
		471,426
Deductions during period:
Cost of retired assets	(18,916,908)
Other	0
		(18,916,908)

Balance at end of period - December 31, 2007		$82,065,775

Reconciliation of Accumulated Depreciation current year changes
Balance at beginning of period - December 31, 2006		$53,702,442
Adjustment to prior year's depreciation		(2,109)
Accumulated depreciation of retired assets		(9,743,866)
Current year expense		2,476,474

Balance at end of period - December 31, 2007		$46,432,941

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2007:

				MONTHLY
	# OF		INTEREST	DEBT	TERM
PARTNERSHIP	UNITS	BALANCE	RATE	SERVICE	(YEARS)

Laynecrest	48	$ 1,424,267	10.63%	13,193	50
Martindale	30	906,764	9.50%	7,591	50
La Villa Elena	54	1,418,675	9.00%	11,397	50
Rio Abajo	42	1,350,892	9.50%	11,306	50
Fortville II	24	649,699	9.00%	5,214	50
Summitville	24	709,995	9.00%	5,691	50
Suncrest	40	1,426,604	9.00%	11,372	50
Brandywine III	32	1,049,262	9.00%	8,429	50
Concord IV	32	1,049,589	9.50%	8,822	50
Dunbarton Oaks III	32	1,057,471	9.00%	8,270	50
Federal Manor	32	1,119,643	9.00%	8,994	50
Laurel Apts	32	1,092,023	9.50%	9,191	50
Mulberry Hill IV	16	580,563	9.50%	4,822	50
Madison	39	1,261,247	9.50%	9,604	50
Hannah's Mill	50	1,427,046	9.50%	11,920	50
Longleaf Apts.	36	939,723	9.50%	7,852	50
Sylacauga Garden	42	1,364,159	9.00%	10,941	50
Monroe Family	48	1,417,526	9.00%	11,294	50
Casa Linda	41	1,337,294	9.50%	11,167	50
Crosstown	201	3,399,440	7.88%	36,182	30
Limestone Estates	25	1,112,997	9.00%	8,910	50
Eagle's Bay	40	1,434,523	8.75%	11,153	50
Sage	44	1,427,082	8.75%	11,087	50
Middleport	25	919,569	8.75%	7,144	50
Oakwood Apts.	24	764,864	9.50%	6,379	50
Morgantown	24	767,625	9.25%	6,226	50
Cuthbert Elderly	32	796,193	8.75%	6,189	50
Sandhill Forest	16	642,934	9.00%	3,615	50
Oakwood Grove	36	984,162	9.50%	8,215	50
Hastings Manor	24	678,373	9.00%	5,412	50
Lakewood Apts.	72	2,357,417	8.75%	18,332	50
Mabank 1988	42	1,079,423	8.75%	8,345	50
Buena Vista	24	638,002	9.25%	5,187	50
Woodcroft	32	1,121,609	9.00%	8,912	50
Spring Creek	18	477,120	9.00%	4,591	50
Spring Creek	24	848,971	11.50%	5,223	50
Milton Elderly	43	1,051,391	9.25%	8,547	50
Winder Apartments	48	1,377,896	8.75%	10,709	50
Stone Arbor	40	1,447,368	9.25%	11,759	50
Centralia II	24	776,967	8.75%	6,031	50
Poteau IV	32	547,624	9.00%	4,777	50
Barling	48	846,368	9.00%	7,382	50
Booneville	48	1,301,243	8.25%	10,250	50

				MONTHLY
	# OF		INTEREST	DEBT	TERM
PARTNERSHIP	UNITS	BALANCE	RATE	SERVICE	(YEARS)

Augusta	66	1,863,417	8.75%	14,465	50
Meadows	40	1,287,942	8.75%	10,010	50
Middlefield	36	1,154,615	9.25%	8,579	50
Mathis Retirement	36	849,168	9.50%	7,082	50
Sabinal Housing	24	586,614	9.00%	4,674	50
Kingsland Housing	34	820,041	9.00%	6,554	50
Poteau Prop. III	19	449,622	9.00%	3,569	50
Decatur Properties	24	750,938	8.75%	5,801	50
Broken Bow Prop II	46	1,440,915	8.75%	11,110	50
Turtle Creek II	42	1,209,963	9.00%	9,818	50
Hartwell Elderly	24	650,675	8.75%	5,045	50
Pulaski Village	44	1,350,242	9.25%	10,978	50

TOTAL	2,115	$ 60,795,755

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: July 8, 2008
By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: July 8, 2008
By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 8, 2008
By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: July 8, 2008
By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer