Form 10-Q
period 2008-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2008-08-11
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET
(Unaudited)
	June 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 780,091	$ 350,280
Investment in Securities	-	202,647
Investments in Project Partnerships, net	123,310	124,138
Investment in Project Partnership Held for Sale	264,552	293,885

Total Current Assets	1,167,953	970,950

Total Assets	$ 1,167,953	$ 970,950

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,007,762	$ 4,945,524
Distribution Payable	244,248	-
Accounts Payable - Other	5,435	6,131

Total Current Liabilities	5,257,445	4,951,655

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at June 30, 2008 and March 31, 2008)	(4,681,803)	(4,571,641)
General Partners	592,311	590,936

Total Partners' Deficit	(4,089,492)	(3,980,705)

Total Liabilities and Partners' Deficit	$ 1,167,953	$ 970,950

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
Distribution Income	$ 15,654	$ 38,683

Total Revenues	15,654	38,683

Expenses:
Asset Management Fee - General Partner	82,105	102,137
General and Administrative:
General Partner	-	51,792
Other	18,108	10,787

Total Expenses	100,213	164,716

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(84,559)	(126,033)

Equity in Income (Loss) of Project Partnerships	1,026	(1,818)
Gain on Sale of Project Partnerships	246,300	223,005
Minority Interest in Loss of Consolidated Project Partnership	-	57
Interest Income	4,079	11,311

Net Income from Continuing Operations	$ 166,846	$ 106,522

Loss from Discontinued Operations (See Notes 2 & 6)	(29,333)	(6,192)

Net Income	$ 137,513	$ 100,330

Allocation of Net Income:
Limited Partners	$ 136,138	$ 99,327
General Partners	1,375	1,003

	$ 137,513	$ 100,330

Net Income Per Limited Partnership Unit	$ 5.32	$ 3.89

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2007	$ (4,014,192)	$ 261,735	$ (3,752,457)

Net Income	99,327	1,003	100,330

Distributions	(223,240)	-	(223,240)

Balance at June 30, 2007	$ (4,138,105)	$ 262,738	$ (3,875,367)

Balance at March 31, 2008	$ (4,571,641)	$ 590,936	$ (3,980,705)

Net Income	136,138	1,375	137,513

Distributions	(246,300)	-	(246,300)

Balance at June 30, 2008	$ (4,681,803)	$ 592,311	$ (4,089,492)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$ 137,513	$ 100,330
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Premium on Investment in Securities	70	-
Equity in (Income) Loss of Project Partnerships	(1,026)	1,818
Gain on Sale of Project Partnerships	(246,300)	(223,005)
Discontinued Operations	29,333	6,192
Minority Interest in Loss of Consolidated
Project Partnership	-	(57)
Distribution Income	(15,654)	(38,683)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	2,577	-
Decrease in Accounts Payable - Other	(696)	-
Increase in Payable to General Partners	60,186	100,392
Net Cash Used in Operating Activities	(33,997)	(53,013)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,508	45,819
Net Proceeds from Sale of Project Partnerships	246,300	220,006
Redemption of Investment Securities	200,000	-
Net Cash Provided by Investing Activities	463,808	265,825

Cash Flows from Financing Activities:
Distributions to Limited Partners	-	(277,902)
Net Cash Used in Financing Activities	-	(277,902)

Increase (Decrease) in Cash and Cash Equivalents	429,811	(65,090)
Cash and Cash Equivalents at Beginning of Year	350,280	1,014,950

Cash and Cash Equivalents at End of Period	$ 780,091	$ 949,860

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 246,300	$ 223,240
Distribution to Limited Partners	(246,300)	(223,240)
Increase in Receivable - Other	-	(150,562)
Increase in Deferred Gain on Sale of Project Partnerships	-	147,562
Increase in Payable to General Partner	-	3,000
	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2008, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidated Statements

In the prior fiscal year, the financial statements included, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership (“Sparta”), a Project Partnership in which Gateway had invested.  In the fourth quarter of the prior fiscal year, Gateway disposed of its investment in Sparta (see further discussion of this disposition transaction in Note 6).  The operating activity of Sparta is reported as discontinued operations on the consolidated financial statements for the first quarter of the prior fiscal year.

Basis of Accounting

Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

Gateway accounts for its investments as the sole limited partner in Project Partnerships (“Investments in Project Partnerships”) using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Consolidated Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years’ cash losses.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the each of the three-month periods ended June 30, 2008 and 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three month periods ended June 30, 2008 and 2007.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) has met such criteria as of March 31, 2008.  Accordingly, the investment in Crosstown is presented as Investment in Project Partnership Held for Sale on the consolidated balance sheet as of March 31, 2008 and as of June 30, 2008.  In addition, the equity in loss of Crosstown is presented as discontinued operations for the three months ended June 30, 2008 and 2007.

Sparta met such criteria as of March 31, 2007.  Accordingly, the results of operations of Sparta are presented as discontinued operations for the quarter ended June 30, 2007.  Sparta was disposed during March 2008.  (See further discussion of this disposition transaction in Note 6).

Discontinued Operations on the Consolidated Statements of Operations consist of the following amounts for the three months ended June 30, 2008 and 2007:

	2008	2007
Rental Revenue	$ -	$ 27,335
Rental Operating Expenses	-	(18,663)
Interest Expense	-	(4,549)
Depreciation Expense	-	(9,846)
Equity in Loss of Project Partnerships	(29,333)	(537)
Interest Income	-	68
Total Discontinued Operations Loss	$ (29,333)	$ (6,192)

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and U.S. Treasury securities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Reclassifications

For comparability, certain fiscal year 2008 amounts have been reclassified, where appropriate, to conform to the fiscal year 2009 financial statement presentation.

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

As of June 30, 2008, Gateway holds variable interests in 53 VIE’s, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $12,271,736 at June 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2008.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $2,647 as of March 31, 2008.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.

	June 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 202,647
Gross Unrealized Loss	-	(803)

Fair Value	$ -	$ 201,844

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the three months ended June 30, 2008 and 2007 were $82,105 and $102,137, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the three months ended June 30, 2008 and 2007 were $0 and $51,792, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2008, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 53 Project Partnerships holding 56 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.  The total Investments in Project Partnerships includes both the Investments in Project Partnerships and Investment in Project Partnership Held for Sale on the consolidated balance sheet.

The following is a summary of Investments in Project Partnerships, including Crosstown, as of:

	June 30,	March 31,
	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 12,271,736	$ 12,794,791

Cumulative equity in losses of Project Partnerships (1)	(12,260,877)	(12,793,161)

Cumulative distributions received from Project Partnerships	(595,516)	(605,078)

Investment in Project Partnerships before Adjustment	(584,657)	(603,448)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,554,120	1,617,977
Accumulated amortization of acquisition
fees and expenses	(581,601)	(596,506)

Investments in Project Partnerships	$ 387,862	$ 418,023

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $16,916,989 for the period ended June 30, 2008 and cumulative suspended losses of $17,461,710 for the year ended March 31, 2008 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding Sparta for period ended June 30, 2007, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:

	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 7,077,771	$ 8,393,357
Investment properties, net	33,716,655	44,986,806
Other assets	464,220	949,671
Total assets	$ 41,258,646	$ 54,329,834

Liabilities and Partners' Deficit:
Current liabilities	$ 3,159,080	$ 3,830,500
Long-term debt	57,974,445	72,553,721
Total liabilities	61,133,525	76,384,221

Partners' deficit
Limited Partner	(18,504,486)	(19,925,953)
General Partners	(1,370,393)	(2,128,434)
Total Partners' deficit	(19,874,879)	(22,054,387)

Total liabilities and partners' deficit	$ 41,258,646	$ 54,329,834

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,571,811	$ 3,057,708
Expenses:
Operating expenses	1,765,799	2,052,199
Interest expense	348,601	417,317
Depreciation and amortization	593,589	738,403

Total expenses	2,707,989	3,207,919

Net loss	$ (136,178)	$ (150,211)

Other partners' share of net loss	$ (1,362)	$ (1,502)

Gateway's share of net loss	$ (134,816)	$ (148,709)
Suspended losses	106,509	146,354

Equity in Income (Loss) of Project Partnerships	$ 1,026	$ (1,818)

Equity in Loss of Project Partnerships - Held for Sale	$ (29,333)	$ (537)

Gateway's equity as reflected by the Project Partnerships of $(18,504,486) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(584,657) primarily because of suspended losses on Gateway's books.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Below is the summarized statement of operations for Crosstown, a significant equity investment, for the three-month period ended March 31, 2008 and 2007.  Gateway’s investment in Crosstown (included in Investment in Project Partnership Held for Sale on the Consolidated Balance Sheet) represents more than 20% of Gateway’s total assets for each of the periods presented.  The March reporting period is consistent with Gateway’s policy of presenting the financial information of the Project Partnerships on a three-month lag.

	2008	2007
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 342,203	$ 334,287
Expenses:
Operating expenses	277,777	247,420
Interest expense	49,695	43,048
Depreciation and amortization	44,361	44,361

Total expenses	371,833	334,829

Net loss	$ (29,630)	$ (542)

Other partners' share of net loss	$ (297)	$ (5)

Gateway's share of net loss	$ (29,333)	$ (537)
Suspended losses	-	-

Equity in Loss of Project Partnerships	$ (29,333)	$ (537)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of June 30, 2008, Gateway has sold or otherwise disposed of its interest in 29 Project Partnerships which held 31 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
June 2008	Middlefield, Limited	$ 117,530	$ 4.60	$ 117,530
June 2008	Pulaski Village	128,770	5.03	128,770
				$ 246,300

The net proceeds from the sale of Middlefield, Limited and Pulaski Village are a component of the Distribution Payable on the Consolidated Balance Sheet as of June 30, 2008.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
March 2008	Village Apartments of Sparta	$ -	$ -	$ -	$ 401,634
March 2008	Scotts Hill	-	-	(2,000)	-
January 2008	Teton View Apartments (Phase I)	23,000	0.90	21,811	-
January 2008	Teton View Apartments (Phase II)	15,000	0.59	14,504	-
December 2007	Claremont Housing	22,000	0.86	23,850	-
December 2007	Pleasant Valley Housing	31,775	1.24	31,249	-
December 2007	River Road Apartments	8,750	0.34	(51,411)	-
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444	-
October 2007	Riverside Apartments	110,056	4.30	109,530	-
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363	-
August 2007	Greenville Landing Apartments	34,306	1.34	33,775	-
July 2007	Sandridge Apartments	248,000	9.70	248,798	-
July 2007	Brookshire Apartments	248,000	9.70	249,032	-
May 2007	Laurel Woods Apartments	223,240	8.73	224,347	-
April 2007	Ashburn Housing	148,309	5.80	147,778	-
	Other, net (see below)	-	-	645	-
				$ 1,216,715	$ 401,634

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

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in new partnerships, which have a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $318,720 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashburn Housing	201,181

Total Re-syndication contribution	$ 318,720

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

As disclosed on the Consolidated Statements of Operations, distribution income received from the Project Partnerships decreased $23,029 from $38,683 for the three months ended June 30, 2007 to $15,654 for the three months ended June 30, 2008.  Equity in Income (Loss) of Project Partnerships increased $2,844 from a loss of $1,818 for the three months ended June 30, 2007 to income of $1,026 for the three months ended June 30, 2008.  Loss from Discontinued Operations increased $23,141 from $6,192 for the three-month period ended June 30, 2007 to $29,333 for the three-month period ended June 30, 2008.  The decrease in distribution income for the three months ended June 30, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of June 30, 2008, Gateway has an investment in 53 Project Partnerships as compared to 66 Project Partnership investments held as of June 30, 2007.  Equity in Income (Loss) of Project Partnerships increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 because of an increase in the percentage of Gateway's share of the net loss being suspended.  For the three months ended March 31, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss, excluding Crosstown,  is $105,483 of which $106,509 was suspended.  For the three months ended March 31, 2007, Gateway’s share of the net loss, excluding Crosstown, was $148,172 of which $146,354 was suspended.  Loss from Discontinued Operations for the three-month period ended June 30, 2008 increased because of an increase in net loss from Crosstown.  Additionally, financial information for Sparta is no longer included becauase Gateway disposed of its interest in the fourth quarter of fiscal year 2008.

In total, Gateway had net income of $137,513 for the three months ended June 30, 2008 as compared to net income of $100,330 for the three months ended June 30, 2007.  The increase in net income for the three months ended June 30, 2008 is a result of the gains on the sales of Middlefield, Limited and Pulaski Village being greater than the gain on the sale of Laurel Woods that was recorded in the three months ended June 30, 2007.  After adjusting for Equity in Income of Project Partnerships of $1,026 and the changes in operating assets and liabilities, net cash used in operating activities was $33,997.  Cash provided by investing activities was $463,808 consisting of $17,508 in cash distributions from the Project Partnerships, $246,300 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $200,000 from matured U.S. Treasury Notes.

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

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earnings thereon, and cash distributed to Gateway from the operations of the Project Partnerships.  At June 30, 2008, Gateway had $780,091 of cash and cash equivalents.  However, $244,248 of this balance represents proceeds Gateway received prior to June 30, 2008 from the sale of Project Partnerships which is for distribution to the Limited Partners and which will be subsequently distributed to the Limited Partners in the second quarter of fiscal year 2009.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss was recognized during each of the three-month periods ended June 30, 2008 and 2007.  Impairment loss is an estimate based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

As of June 30, 2008, Gateway holds a limited partner interest in 53 Project Partnerships holding 56 properties which own and operate government assisted multi-family housing complexes.  As of June 30, 2008, twenty-nine of the Project Partnerships holding thirty-one of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
June 2008	Middlefield, Limited	$ 117,530	$ 4.60	$ 117,530
June 2008	Pulaski Village	128,770	5.03	128,770
				$ 246,300

The net proceeds from the sale of Middlefield, Limited and Pulaski Village are a component of the Distribution Payable on the Consolidated Balance Sheet as of June 30, 2008.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2008 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
March 2008	Village Apartments of Sparta	$ -	$ -	$ -	$ 401,634
March 2008	Scotts Hill	-	-	(2,000)	-
January 2008	Teton View Apartments (Phase I)	23,000	0.90	21,811	-
January 2008	Teton View Apartments (Phase II)	15,000	0.59	14,504	-
December 2007	Claremont Housing	22,000	0.86	23,850	-
December 2007	Pleasant Valley Housing	31,775	1.24	31,249	-
December 2007	River Road Apartments	8,750	0.34	(51,411)	-
December 2007	Kenly Court Apartments Phase I & II	137,444	5.38	137,444	-
October 2007	Riverside Apartments	110,056	4.30	109,530	-
September 2007	Hunters Ridge Apartments (AL)	27,362	1.07	27,363	-
August 2007	Greenville Landing Apartments	34,306	1.34	33,775	-
July 2007	Sandridge Apartments	248,000	9.70	248,798	-
July 2007	Brookshire Apartments	248,000	9.70	249,032	-
May 2007	Laurel Woods Apartments	223,240	8.73	224,347	-
April 2007	Ashburn Housing	148,309	5.80	147,778	-
	Other, net (see below)	-	-	645	-
				$ 1,216,715	$ 401,634

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in new partnerships, which have a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $318,720 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashburn Housing	201,181

Total Re-syndication contribution	$ 318,720

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2008:

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Crosstown Seniors	Buena Vista Housing, Ltd., L.P.
Hannah’s Mill Apartments, Ltd.	Mabank 1988 Limited
Casa Linda Limited Partnership	La Villa Elena Limited Partnership
Rio Abajo	Sage Limited Partnership
Limestone Estates	Hastings Manor, Ltd.
Oakwood Grove, Ltd.	Sandhill Forest, Ltd.
Augusta Properties, L.P.	Booneville Properties
Barling Properties	Poteau Properties IV
Turtle Creek Properties Phase II	Broken Bow Properties II
Decatur Properties	Poteau Properties III

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $2,715,000, or $106.20 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 12-month period.

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

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Winder Apartments, Ltd., L.P.	Spring Creek Apartments, Ltd. (AL)
Lakewood Apartments Limited Partnership	Oakwood Apartments Limited Partnership
Monroe Family, Ltd.	Hartwell Elderly, Ltd., L.P.
Eagle’s Bay Limited Partnership	Stone Arbor Limited Partnership
Suncrest Limited Partnership	Woodcroft Limited Partnership
Laynecrest Associates Limited Partnership	Martindale Limited Partnership
Village Apartments of Centralia II, Limited Partnership	Village Apartments of Fortville II, L.P.
Village Apartments of Morgantown, Limited Partnership	Village Apartments of Summitville, L.P.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures:

Not applicable to this report.

Item 4T.  Controls and Procedures:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings.

Not applicable to this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to this report.

Item 3.  Defaults upon Senior Securities.

Not applicable to this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable to this report.

Item 5.  Other Information.

Not applicable to this report.

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 11, 2008	By:/s/ Ronald M. Diner Ronald M. Diner
President, Director

Date: August 11, 2008	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: August 11, 2008	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer