Form 10-Q
period 2008-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2008-11-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number       0-17711

Gateway Tax Credit Fund, Ltd.
(Exact name of Registrant as specified in its charter)

Florida	59-2852555
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET
(Unaudited)
	September 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 490,697	$ 350,280
Investment in Securities	-	202,647
Receivable - Other	101,450	-
Investments in Project Partnerships, net	131,399	124,138
Investment in Project Partnership Held for Sale	-	293,885

Total Current Assets	723,546	970,950

Total Assets	$ 723,546	$ 970,950

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,060,498	$ 4,945,524
Distribution Payable	3,280	-
Deferred Gain on Sale of Project Partnerships	67,661	-
Accounts Payable - Other	5,435	6,131

Total Current Liabilities	5,136,874	4,951,655

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at September 30, 2008 and March 31, 2008)	(5,022,921)	(4,571,641)
General Partners	609,593	590,936

Total Partners' Deficit	(4,413,328)	(3,980,705)

Total Liabilities and Partners' Deficit	$ 723,546	$ 970,950

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
Distribution Income	$ 15,973	$ 4,663

Total Revenues	15,973	4,663

Expenses:
Asset Management Fee - General Partner	78,727	99,115
General and Administrative:
General Partner	-	52,772
Other	43,086	39,011

Total Expenses	121,813	190,898

Loss Before Equity in Income of Project
Partnerships and Other Income	(105,840)	(186,235)

Equity in Income of Project Partnerships	8,090	30,025
Gain on Sale of Project Partnerships	230,135	681,369
Minority Interest in Loss of Consolidated Project Partnership	-	57
Interest Income	4,152	11,540

Net Income from Continuing Operations	$ 136,537	$ 536,756

Income from Discontinued Operations (See Notes 2 & 6)	1,060,468	3,384

Net Income	$1,197,005	$ 540,140

Allocation of Net Income:
Limited Partners	$1,185,035	$ 534,738
General Partners	11,970	5,402

	$1,197,005	$ 540,140

Net Income Per Limited Partnership Unit	$ 46.35	$ 20.92

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
Distribution Income	$ 31,627	$ 43,346

Total Revenues	31,627	43,346

Expenses:
Asset Management Fee - General Partner	160,832	201,252
General and Administrative:
General Partner	-	104,564
Other	61,194	49,798

Total Expenses	222,026	355,614

Loss Before Equity in Income of Project
Partnerships and Other Income	(190,399)	(312,268)

Equity in Income of Project Partnerships	9,116	28,207
Gain on Sale of Project Partnerships	476,435	904,374
Minority Interest in Loss of Consolidated Project Partnership	-	114
Interest Income	8,231	22,851

Net Income from Continuing Operations	$ 303,383	$ 643,278

Income (Loss) from Discontinued Operations (See Notes 2 & 6)	1,031,135	(2,808)

Net Income	$ 1,334,518	$ 640,470

Allocation of Net Income:
Limited Partners	$ 1,321,173	$ 634,065
General Partners	13,345	6,405

	$ 1,334,518	$ 640,470

Net Income Per Limited Partnership Unit	$ 51.68	$ 24.80

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2007	$ (4,014,192)	$ 261,735	$ (3,752,457)

Capital Contributions	-	318,720	318,720

Net Income	634,065	6,405	640,470

Distributions	(1,222,924)	-	(1,222,924)

Balance at September 30, 2007	$ (4,603,051)	$ 586,860	$ (4,016,191)

Balance at March 31, 2008	$ (4,571,641)	$ 590,936	$ (3,980,705)

Capital Contributions	-	5,312	5,312

Net Income	1,321,173	13,345	1,334,518

Distributions	(1,772,453)	-	(1,772,453)

Balance at September 30, 2008	$ (5,022,921)	$ 609,593	$ (4,413,328)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,334,518	$ 640,470
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities
Premium on Investment in Securities	70	53
Equity in Income of Project Partnerships	(9,116)	(28,207)
Gain on Sale of Project Partnerships	(476,435)	(904,374)
Discontinued Operations	(1,031,135)	2,808
Minority Interest in Loss of Consolidated Project Partnership	-	(114)
Distribution Income	(31,627)	(43,346)
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	-	1,294
Decrease (Increase) in Interest Receivable	2,577	(2,577)
Decrease in Accounts Payable - Other	(696)	-
Increase in Payable to General Partners	118,234	190,860
Net Cash Used in Operating Activities	(93,610)	(143,133)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	33,482	50,483
Net Proceeds from Sale of Project Partnerships	1,767,666	903,737
Redemption of Investment Securities	200,000	-
Purchase of Investment Securities	-	(200,266)
Net Cash Provided by Investing Activities	2,001,148	753,954

Cash Flows from Financing Activities:
Distributions to Limited Partners	(1,767,121)	(994,772)
Net Cash Used in Financing Activities	(1,767,121)	(994,772)

Increase (Decrease) in Cash and Cash Equivalents	140,417	(383,951)
Cash and Cash Equivalents at Beginning of Year	350,280	1,014,950

Cash and Cash Equivalents at End of Period	$ 490,697	$ 630,999

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 5,312	$ 501,335
Distribution to Limited Partners	(5,312)	(501,335)
Increase in Receivable - Other	(101,450)	(28,000)
Increase in Deferred Gain on Sale of Project Partnerships	67,661	27,362
Increase in Payable to General Partners	5,239	638
Net Proceeds from Sale of Project Partnerships	28,550	-
Decrease in Payable to General Partners	(5,312)	(318,720)
Capital Contributions	5,312	318,720
	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2008, Gateway had received capital contributions of $325,032 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2008, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidated Statements

In the prior fiscal year, the financial statements included, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership (“Sparta”), a Project Partnership in which Gateway had invested.  In the fourth quarter of the prior fiscal year, Gateway disposed of its investment in Sparta (see further discussion of this disposition transaction in Note 6).  The operating activity of Sparta is reported as discontinued operations on the consolidated financial statements for the second quarter of the prior fiscal year.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the each of the six-month periods ended September 30, 2008 and 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2008 and 2007.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) met such criteria as of March 31, 2008.  Accordingly, the investment in Crosstown is presented as Investment in Project Partnership Held for Sale on the consolidated balance sheet as of March 31, 2008.  In addition, the equity in income of Crosstown is presented as discontinued operations for the quarter ended September 30, 2007.  Crosstown was sold during September 2008.  The gain on sale of Crosstown is presented as discontinued operations for the quarter ended September 30, 2008.  (See further discussion of this sale transaction in Note 6).

Sparta met such criteria as of March 31, 2007.  Accordingly, the results of operations of Sparta are presented as discontinued operations for the quarter ended September 30, 2007.  Sparta was disposed during March 2008.  (See further discussion of this disposition transaction in Note 6).

Discontinued Operations on the Consolidated Statements of Operations consist of the following amounts for the six months ended September 30, 2008 and 2007:

	2008	2007
Rental Revenue	$ -	$ 54,671
Rental Operating Expenses	-	(37,326)
Interest Expense	-	(9,099)
Depreciation Expense	-	(19,692)
Equity in Income of Project Partnerships	-	8,570
Gain on Sale of Project Partnerships	1,031,135	-
Interest Income	-	68
Total Income (Loss) from Discontinued Operations	$ 1,031,135	$ (2,808)

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

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

For comparability, certain fiscal year 2008 amounts have been reclassified, where appropriate, to conform to the fiscal year 2009 financial statement presentation.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

As of September 30, 2008, Gateway holds variable interests in 45 VIE’s, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $9,782,402 at September 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

	September 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 202,647
Gross Unrealized Loss	-	(803)

Fair Value	$ -	$ 201,844

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period, net of receivables from the General Partners.  This payable is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the six months ended September 30, 2008 and 2007 were $160,832 and $201,252, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the six months ended September 30, 2008 and 2007 were $0 and $104,564, respectively.

Receivable from General Partners – The Managing General Partner contributes any net profits it receives from the re-syndication of a Project Partnership.  During fiscal year 2009, Riverside Apartments was re-syndicated by the Managing General Partner and net profits of $5,312 will be contributed to Gateway in the upcoming quarter.  Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2008, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 45 Project Partnerships holding 47 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.  The total Investments in Project Partnerships at March 31, 2008 includes both the Investments in Project Partnerships and Investment in Project Partnership Held for Sale on the consolidated balance sheet.

The following is a summary of Investments in Project Partnerships as of:

	September 30,	March 31,
	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 9,782,402	$ 12,794,791

Cumulative equity in losses of Project Partnerships (1)	(10,111,188)	(12,793,161)

Cumulative distributions received from Project Partnerships	(367,490)	(605,078)

Investment in Project Partnerships before Adjustment	(696,276)	(603,448)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,221,318	1,617,977
Accumulated amortization of acquisition
fees and expenses	(393,643)	(596,506)

Investments in Project Partnerships	$ 131,399	$ 418,023

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $14,516,611 for the period ended September 30, 2008 and cumulative suspended losses of $17,461,710 for the year ended March 31, 2008 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding Sparta for period ended September 30, 2007, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of June 30 and the summarized statements of operations for the six months ended June 30 of each year:

	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 5,539,175	$ 7,939,952
Investment properties, net	25,582,177	41,057,452
Other assets	64,406	905,333
Total assets	$ 31,185,758	$ 49,902,737

Liabilities and Partners' Deficit:
Current liabilities	$ 1,378,669	$ 3,240,364
Long-term debt	46,723,243	67,554,368
Total liabilities	48,101,912	70,794,732

Partners' deficit
Limited Partner	(16,024,470)	(18,839,584)
General Partners	(891,684)	(2,052,411)
Total Partners' deficit	(16,916,154)	(20,891,995)

Total liabilities and partners' deficit	$ 31,185,758	$ 49,902,737

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,722,799	$ 5,777,275
Expenses:
Operating expenses	2,553,721	3,909,166
Interest expense	510,155	781,904
Depreciation and amortization	942,483	1,373,140

Total expenses	4,006,359	6,064,210

Net loss	$ (283,560)	$ (286,935)

Other partners' share of net loss	$ (2,835)	$ (2,869)

Gateway's share of net loss	$ (280,725)	$ (284,066)
Suspended losses	289,841	320,843

Equity in Income of Project Partnerships	$ 9,116	$ 28,207

Equity in Income of Project Partnerships - Held for Sale	$ -	$ 8,570

Gateway's deficit as reflected by the Project Partnerships of $(16,024,470) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses and amortization of $(696,276) primarily because of suspended losses on Gateway's books.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of September 30, 2008, Gateway has sold or otherwise disposed of its interest in 37 Project Partnerships which held 40 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations	Deferred Gain on Disposal
September 2008	Winder Apartments, Ltd.	$ 38,160	$ 1.49	$ -	$ -	$ 38,160
September 2008	Oakwood Apartments	9,741	0.38	-	-	9,741
September 2008	Lakewood Apartments	19,760	0.77	-	-	19,760
September 2008	Sandhill Forest, Ltd.	-	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,296,230	50.70	-	1,030,895	-
August 2008	Laurel Apartments	226,840	8.87	226,840	-	-
June 2008	Middlefield, Limited	117,530	4.60	117,530	-	-
June 2008	Pulaski Village	128,770	5.03	128,770	-	-
	Other, net (see below)	-	-	3,295	240	-
				$ 476,435	$ 1,031,135	$ 67,661

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Winder Apartments, Ltd., Oakwood Apartments, Lakewood Apartments, Sandhill Forest, Ltd., Oakwood Grove, Ltd., and Hastings Manor, Ltd. were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Consolidated Balance Sheet and not recognized on the Consolidated Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from those sales and additional proceeds due from the sale of Crosstown.  Proceeds totaling $101,450 are included in Receivable – Other on the Consolidated Balance Sheet and were subsequently received in October 2008.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gains of $67,661 will be recognized in the fiscal year 2009 third quarter Consolidated Statement of Operations.

The net proceeds per LP unit from the sale of Crosstown Seniors (Phase I & II), Laurel Apartments, Middlefield, Limited, and Pulaski Village were distributed to the Limited Partners in September 2008.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,295 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  These amounts will be distributed to the Limited Partners in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with the transaction is as follows:

Riverside Apartments	$ 5,312

Total Re-syndication contribution	$ 5,312

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Gateway’s financial statements reflect this re-syndication contribution as an off-setting component of the Payable to General Partners and as a capital contribution on the Consolidated Balance Sheet and Consolidated Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  Once this capital contribution is funded, there will be a distribution of capital to the Limited Partners, accordingly; the amount is included as a component of the Distribution Payable and Distributions on the Consolidated Balance Sheet and Consolidated Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  The capital contribution by the Managing General Partner and the corresponding distribution to the Limited Partners will occur in a subsequent quarter.

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

The net proceeds per LP unit from the sale of Teton View Apartments (Phase I), Teton View Apartments (Phase II), Claremont Housing, Pleasant Valley Housing, River Road Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments were distributed to the Limited Partners in February 2008.

The net proceeds per LP unit from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashburn Housing were distributed to the Limited Partners in October 2007.

The net proceeds per LP unit from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007.

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

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

NOTE 7 – PRO FORMA DISCLOSURE:

On September 4, 2008, Gateway filed an 8-K disclosing it completed the disposition transaction of Crosstown.  The following pro forma results of operations of Gateway for the six months ended September 30, 2008 and 2007 are as if the disposition of Crosstown had occurred prior to the current and preceding fiscal years.

	September 30, 2008	September 30, 2007
Total Revenue	$ 31,627	$ 43,346
Net Income from Continuing Operations	303,383	643,278
Income (Loss) from Discontinued Operations	240	(11,378)
Net Income	303,623	631,900
Net Income Per Limited Partnership Unit	$ 11.76	$ 24.47

NOTE 8 – SUBSEQUENT EVENTS:

Subsequent to the September 30, 2008 quarter-end, Gateway sold its partnership interest in The Meadows Associates.  Gateway received approximately $198,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the third quarter of fiscal year 2009 (approximately $7.74 per limited partnership unit) from this sale transaction in October 2008 which will be distributed to the Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

As disclosed on the Consolidated Statements of Operations, distribution income received from the Project Partnerships decreased $11,719 from $43,346 for the six months ended September 30, 2007 to $31,627 for the six months ended September 30, 2008.  Equity in Income of Project Partnerships decreased $19,091 from $28,207 for the six months ended September 30, 2007 to $9,116 for the six months ended September 30, 2008.  Income (Loss) from Discontinued Operations increased $1,033,943 from a loss of $2,808 for the six-month period ended September 30, 2007 to income of $1,031,135 for the six-month period ended September 30, 2008.  The decrease in distribution income for the six months ended September 30, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of September 30, 2008, Gateway has an investment in 45 Project Partnerships as compared to 63 Project Partnership investments, including Sparta, held as of September 30, 2007.  Equity in Income of Project Partnerships decreased for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 because of a decrease in Equity in Income from Project Partnerships with positive investment balances and a decrease in the number of Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Consolidated Statement of Operations.  Gateway suspended net losses from Project Partnerships for the six months ended June 30, 2008 and 2007 (Project Partnership financial information is on a three-month lag) totaling $289,841 and $320,843, respectively.  For the six months ended September 30, 2008, three Project Partnerships had positive investment balances as compared to five Project Partnerships at September 30, 2007.  Income (Loss) from Discontinued Operations for the six-month period ended September 30, 2008 increased due to the sale of Crosstown in September 2008.  Additionally, financial information for Sparta is no longer included because Gateway disposed of its interest in the fourth quarter of fiscal year 2008.

In total, Gateway had net income of $1,334,518 for the six months ended September 30, 2008 as compared to net income of $640,470 for the six months ended September 30, 2007.  The increase in net income for the six months ended September 30, 2008 is a result of the gains on the sales of Crosstown, Laurel Apartments, Middlefield, Limited, and Pulaski Village being greater than the gains on the sales of Greenville Landing Apartments, Sandridge Apartments, Brookshire Apartments, Laurel Woods Apartments, and Ashburn Housing that were recorded in the six months ended September 30, 2007.  After adjusting for Equity in Income of Project Partnerships of $9,116 and the changes in operating assets and liabilities, net cash used in operating activities was $93,610.  Cash provided by investing activities was $2,001,148 consisting of $33,482 in cash distributions from the Project Partnerships, $1,767,666 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $200,000 from matured U.S. Treasury Notes.  Cash used in financing activities (distributions paid to Limited Partners) totaled $1,767,121.

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

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earnings thereon, and cash distributed to Gateway from the operations of the Project Partnerships.  At September 30, 2008, Gateway had $490,697 of cash and cash equivalents.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized during either of the six-month periods ended September 30, 2008 or 2007.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

As of September 30, 2008, Gateway holds a limited partner interest in 45 Project Partnerships holding 47 properties which own and operate government assisted multi-family housing complexes.  As of September 30, 2008, 37 of the Project Partnerships holding 40 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  During the quarter-ended September 30, 2008, Gateway sold or otherwise disposed of its interest in 8 Project Partnerships, bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 10.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations	Deferred Gain on Disposal
September 2008	Winder Apartments, Ltd.	$ 38,160	$ 1.49	$ -	$ -	$ 38,160
September 2008	Oakwood Apartments	9,741	0.38	-	-	9,741
September 2008	Lakewood Apartments	19,760	0.77	-	-	19,760
September 2008	Sandhill Forest, Ltd.	-	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,296,230	50.70	-	1,030,895	-
August 2008	Laurel Apartments	226,840	8.87	226,840	-	-
June 2008	Middlefield, Limited	117,530	4.60	117,530	-	-
June 2008	Pulaski Village	128,770	5.03	128,770	-	-
	Other, net (see below)	-	-	3,295	240	-
				$ 476,435	$ 1,031,135	$ 67,661

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Winder Apartments, Ltd., Oakwood Apartments, Lakewood Apartments, Sandhill Forest, Ltd., Oakwood Grove, Ltd., and Hastings Manor, Ltd. were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Consolidated Balance Sheet and not recognized on the Consolidated Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from those sales and additional proceeds due from the sale of Crosstown.  Proceeds totaling $101,450 are included in Receivable – Other on the Consolidated Balance Sheet and were subsequently received in October 2008.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gains of $67,661 will be recognized in the fiscal year 2009 third quarter Consolidated Statement of Operations.

The net proceeds per LP unit from the sale of Crosstown Seniors (Phase I & II), Laurel Apartments, Middlefield, Limited, and Pulaski Village were distributed to the Limited Partners in September 2008.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,295 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  These amounts will be distributed to the Limited Partners in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with the transaction is as follows:

Riverside Apartments	$ 5,312

Total Re-syndication contribution	$ 5,312

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway’s financial statements reflect this re-syndication contribtuion as on off-setting component of the Payable to General Partners and as a capital contribution on the Consolidated Balance Sheet and Consolidated Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  Once this capital contribution is funded, there will be a distribution of capital to the Limited Partners, accordingly; the amount is included as a component of the Distribution Payable and Distributions on the Consolidated Balance Sheet and Consolidated Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  The capital contribution by the Managing General Partner and the corresponding distribution to the Limited Partners will occur in a subsequent quarter.

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

The net proceeds per LP unit from the sale of Teton View Apartments (Phase I), Teton View Apartments (Phase II), Claremont Housing, Pleasant Valley Housing, River Road Apartments, Kenly Court Apartments Phase I & II, and Riverside Apartments were distributed to the Limited Partners in February 2008.

The net proceeds per LP unit from the sale of Hunters Ridge Apartments (AL), Greenville Landing Apartments, and Ashburn Housing were distributed to the Limited Partners in October 2007.

The net proceeds per LP unit from the sale of Sandridge Apartments, Brookshire Apartments, and Laurel Woods Apartments were distributed to the Limited Partners in August 2007.

As part of the October 2007 distribution, Gateway distributed an additional $4,942 to the Limited Partners ($0.19 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $645 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in prior quarters.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2008:

Project Partnerships sold subsequent to September 30, 2008:

The Meadows Associates

Subsequent to the September 30, 2008 quarter-end, Gateway sold its partnership interest in The Meadows Associates.  Gateway received approximately $198,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the third quarter of fiscal year 2009 (approximately $7.74 per limited partnership unit) from this sale transaction in October 2008 which will be distributed to the Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2008.

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

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,500,000, or $58.67 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 12-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest of Assets:

Cuthbert Elderly Housing, Ltd.	Spring Creek Apartments, Ltd. (GA)
Madison, Ltd.	Middleport Limited Partnership
Longleaf Apartments, Ltd.

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $415,000, or $16.23 per limited partnership unit potentially available for distribution to the Limited Partners over the next 12 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Sylacauga Garden Apartments III, Ltd.	Spring Creek Apartments, Ltd. (AL)
Monroe Family, Ltd.	Hartwell Elderly, Ltd., L.P.
Eagle’s Bay Limited Partnership	Stone Arbor Limited Partnership
Suncrest Limited Partnership	Woodcroft Limited Partnership
Laynecrest Associates Limited Partnership	Martindale Limited Partnership
Village Apartments of Centralia II, Limited Partnership	Village Apartments of Fortville II, L.P.
Village Apartments of Morgantown, Limited Partnership	Village Apartments of Summitville, L.P.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures.

Not applicable to this report.

Item 4T.  Controls and Procedures.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 14, 2008	By:/s/ Ronald M. Diner Ronald M. Diner
President

Date: November 14, 2008	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 14, 2008	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer