Form 10-Q
period 2008-12-31
GATEWAY TAX CREDIT FUND LTD
filed 2009-02-19
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 429,109	$ 350,280
Investment in Securities	-	202,647
Investments in Project Partnerships, net	2,580	124,138
Investment in Project Partnership Held for Sale	-	293,885

Total Current Assets	431,689	970,950

Total Assets	$ 431,689	$ 970,950

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,073,916	$ 4,945,524
Accounts Payable - Other	5,435	6,131

Total Current Liabilities	5,079,351	4,951,655

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at December 31, 2008 and March 31, 2008)	(5,258,110)	(4,571,641)
General Partners	610,448	590,936

Total Partners' Deficit	(4,647,662)	(3,980,705)

Total Liabilities and Partners' Deficit	$ 431,689	$ 970,950

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
Distribution Income	$ 733	$ 12,021

Total Revenues	733	12,021

Expenses:
Asset Management Fee - General Partner	63,345	92,440
General and Administrative:
Other	16,108	20,242
Impairment Loss on Investment in Project Partnerships	112,895	-

Total Expenses	192,348	112,682

Loss Before Equity in Loss of Project Partnerships and Other Income	(191,615)	(100,661)

Equity in Loss of Project Partnerships	(15,924)	(10,420)
Gain on Sale of Project Partnerships	266,294	274,513
Minority Interest in Loss of Consolidated Project Partnership	-	242
Interest Income	1,755	9,391

Net Income from Continuing Operations	$ 60,510	$ 173,065

Income from Discontinued Operations (See Notes 2 & 6)	24,968	73,226

Net Income	$ 85,478	$ 246,291

Allocation of Net Income:
Limited Partners	$ 84,623	$ 243,828
General Partners	855	2,463

	$ 85,478	$ 246,291

Net Income Per Limited Partnership Unit	$ 3.31	$ 9.54

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007
Revenues:
Distribution Income	$ 32,360	$ 55,367

Total Revenues	32,360	55,367

Expenses:
Asset Management Fee - General Partner	224,177	293,692
General and Administrative:
General Partner	-	104,564
Other	77,302	70,040
Impairment Loss on Investment in Project Partnerships	112,895	-

Total Expenses	414,374	468,296

Loss Before Equity in (Loss) Income of Project Partnerships and Other Income	(382,014)	(412,929)

Equity in (Loss) Income of Project Partnerships	(6,808)	17,786
Gain on Sale of Project Partnerships	742,729	1,178,887
Minority Interest in Loss of Consolidated Project Partnership	-	356
Interest Income	9,986	32,242

Net Income from Continuing Operations	$ 363,893	$ 816,342

Income from Discontinued Operations (See Notes 2 & 6)	1,056,103	70,419

Net Income	$ 1,419,996	$ 886,761

Allocation of Net Income:
Limited Partners	$ 1,405,796	$ 877,893
General Partners	14,200	8,868

	$ 1,419,996	$ 886,761

Net Income Per Limited Partnership Unit	$ 54.99	$ 34.34

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2007	$ (4,014,192)	$ 261,735	$ (3,752,457)

Capital Contributions	-	318,720	318,720

Net Income	877,893	8,868	886,761

Distributions	(1,559,260)	-	(1,559,260)

Balance at December 31, 2007	$ (4,695,559)	$ 589,323	$ (4,106,236)

Balance at March 31, 2008	$ (4,571,641)	$ 590,936	$ (3,980,705)

Capital Contributions	-	5,312	5,312

Net Income	1,405,796	14,200	1,419,996

Distributions	(2,092,265)	-	(2,092,265)

Balance at December 31, 2008	$ (5,258,110)	$ 610,448	$ (4,647,662)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$ 1,419,996	$ 886,761
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Impairment Loss on Investment in Project Partnerships	112,895	-
Premium on Investment in Securities	70	125
Equity in Loss (Income) of Project Partnerships	6,808	(17,786)
Gain on Sale of Project Partnerships	(742,729)	(1,178,887)
Discontinued Operations	(1,056,103)	(70,419)
Minority Interest in Loss of Consolidated Project Partnership	-	(356)
Distribution Income	(32,360)	(55,367)
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	-	1,294
Decrease (Increase) in Interest Receivable	2,577	(28)
Decrease in Accounts Payable - Other	(696)	-
Increase in Payable to General Partners	126,402	264,590
Net Cash Used in Operating Activities	(163,140)	(170,073)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	34,215	62,504
Net Proceeds from Sale of Project Partnerships	2,092,717	1,280,712
Redemption of Investment Securities	200,000	-
Purchase of Investment Securities	-	(200,266)
Net Cash Provided by Investing Activities	2,326,932	1,142,950

Cash Flows from Financing Activities:
Capital Contributions	5,312	318,720
Distributions to Limited Partners	(2,090,275)	(1,528,335)
Net Cash Used in Financing Activities	(2,084,963)	(1,209,615)

Increase (Decrease) in Cash and Cash Equivalents	78,829	(236,738)
Cash and Cash Equivalents at Beginning of Year	350,280	1,014,950

Cash and Cash Equivalents at End of Period	$ 429,109	$ 778,212

Supplemental disclosure of non-cash activities:
(Decrease) Increase in Distribution Payable	$ (1,990)	$ 310,025
Increase in Payable to General Partners	1,990	-
Distribution to Limited Partners	-	(310,025)
	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2008, Gateway had received capital contributions of $325,032 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2008, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidated Statements

In the prior fiscal year, the financial statements included, on a consolidated basis, the accounts of Gateway and Village Apartments of Sparta Limited Partnership (“Sparta”), a Project Partnership in which Gateway had invested.  In the fourth quarter of the prior fiscal year, Gateway disposed of its investment in Sparta (see further discussion of this disposition transaction in Note 6).  The operating activity of Sparta is reported as discontinued operations on the consolidated financial statements for the third quarter of the prior fiscal year.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway has eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $112,895 was recognized in the Consolidated Statement of Operations.  Impairment expense for the nine months ended December 31, 2008 totaled $112,895.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized for the nine-month period ended December 31, 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2008 and 2007.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) met such criteria as of March 31, 2008.  Accordingly, the investment in Crosstown is presented as Investment in Project Partnership Held for Sale on the consolidated balance sheet as of March 31, 2008.  In addition, the equity in income of Crosstown is presented as discontinued operations for the quarter ended December 31, 2007.  Crosstown was sold during September 2008.  The gain on sale of Crosstown is presented as discontinued operations for the quarter ended December 31, 2008.  (See further discussion of this sale transaction in Note 6).

Sparta met such criteria as of March 31, 2007.  Accordingly, the results of operations of Sparta are presented as discontinued operations for the period ended December 31, 2007.  Sparta was disposed during March 2008.  (See further discussion of this disposition transaction in Note 6).

Discontinued Operations on the Consolidated Statements of Operations consist of the following amounts for the nine months ended December 31, 2008 and 2007:

	2008	2007
Rental Revenue	$ -	$ 62,362
Miscellaneous Income	-	1,596
Rental Operating Expenses	-	(56,549)
Interest Expense	-	(13,648)
Depreciation Expense	-	(29,538)
Equity in Income of Project Partnerships	-	106,049
Gain on Sale of Project Partnerships	1,056,103	-
Interest Income	-	147
Total Income from Discontinued Operations	$ 1,056,103	$ 70,419

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the project partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

As of December 31, 2008, Gateway holds variable interests in 44 VIEs, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $9,535,507 at December 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2008 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $2,647 as of March 31, 2008.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.

	December 31, 2008	March 31, 2008
Amortized Cost	$ -	$ 202,647
Gross Unrealized Loss	-	(803)

Fair Value	$ -	$ 201,844

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the nine months ended December 31, 2008 and 2007 were $224,177 and $293,692, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  Totals incurred for the nine months ended December 31, 2008 and 2007 were $0 and $104,564, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2008, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 44 Project Partnerships holding 46 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.  The total Investments in Project Partnerships at March 31, 2008 includes both the Investments in Project Partnerships and Investment in Project Partnership Held for Sale on the consolidated balance sheet.

The following is a summary of Investments in Project Partnerships as of:

	December 31,	March 31,
	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 9,535,507	$ 12,794,791

Cumulative equity in losses of Project Partnerships (1)	(9,854,684)	(12,793,161)

Cumulative distributions received from Project Partnerships	(364,951)	(605,078)

Investment in Project Partnerships before Adjustment	(684,128)	(603,448)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,189,346	1,617,977
Accumulated amortization of acquisition
fees and expenses	(389,743)	(596,506)

Reserve for Impairment of Investment in
Project Partnerships	(112,895)	-

Investments in Project Partnerships	$ 2,580	$ 418,023

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $14,251,896 for the period ended December 31, 2008 and cumulative suspended losses of $17,461,710 for the year ended March 31, 2008 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding Sparta for the period ended December 31, 2007, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of September 30 and the summarized statements of operations for the nine months ended September 30 of each year:

	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 5,661,237	$ 7,532,676
Investment properties, net	24,611,179	36,730,175
Other assets	127,169	910,559
Total assets	$ 30,399,585	$ 45,173,410

Liabilities and Partners' Deficit:
Current liabilities	$ 1,588,363	$ 2,752,240
Long-term debt	45,443,040	62,538,322
Total liabilities	47,031,403	65,290,562

Partners' deficit
Limited Partner	(15,753,658)	(18,210,644)
General Partners	(878,160)	(1,906,508)
Total Partners' deficit	(16,631,818)	(20,117,152)

Total liabilities and partners' deficit	$ 30,399,585	$ 45,173,410

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 5,456,772	$ 8,143,620
Expenses:
Operating expenses	4,070,847	5,409,141
Interest expense	745,162	1,112,610
Depreciation and amortization	1,374,667	1,911,063

Total expenses	6,190,676	8,432,814

Net loss	$ (733,904)	$ (289,194)

Other partners' share of net loss	$ (7,339)	$ (2,892)

Gateway's share of net loss	$ (726,565)	$ (286,302)
Suspended losses	719,757	410,137

Equity in (Loss) Income of Project Partnerships	$ (6,808)	$ 17,786

Equity in Income of Project Partnerships - Held for Sale	$ -	$ 106,049

     Gateway's deficit as reflected by the Project Partnerships of $(15,753,658) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses, amortization, and the impairment reserve of $(684,128) primarily because of suspended losses on Gateway's books.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of December 31, 2008, Gateway has sold or otherwise disposed of its interest in 38 Project Partnerships which held 41 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
November 2008	The Meadows Associates	$ 198,792	$ 7.78	$ 198,793	$ -
September 2008	Winder Apartments, Ltd.	38,160	1.49	38,000	-
September 2008	Oakwood Apartments	9,741	0.38	9,741	-
September 2008	Lakewood Apartments	19,760	0.77	19,760	-
September 2008	Sandhill Forest, Ltd.	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,349,749	52.79	-	1,055,863
August 2008	Laurel Apartments	226,840	8.87	226,840	-
June 2008	Middlefield, Limited	117,530	4.60	117,530	-
June 2008	Pulaski Village	128,770	5.03	128,770	-
	Other, net (see below)	-	-	3,295	240
				$ 742,729	$ 1,056,103

The net proceeds per LP unit from the sale of The Meadows Associates, Winder Apartments, Ltd., Oakwood Apartments, and Lakewood Apartments, plus additional proceeds from the sale of Crosstown Seniors (Phase I & II), were distributed to the Limited Partners in December 2008.

The net proceeds per LP unit from the sale of Crosstown Seniors (Phase I & II), Laurel Apartments, Middlefield, Limited, and Pulaski Village were distributed to the Limited Partners in September 2008.

As part of the December 2008 distribution, Gateway distributed an additional $3,535 to the Limited Partners ($0.14 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $3,295 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Riverside Apartments property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $5,312 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2008.  This amount was distributed to the Limited Partners as part of the December 2008 distribution.

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

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to the December 31, 2008 quarter-end, Gateway sold its partnership interest in Limestone Estates.  Gateway received approximately $24,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the fourth quarter of fiscal year 2009 (approximately $0.94 per limited partnership unit) from this sale transaction in January 2009 which will be distributed to the Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the year-ended March 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

As disclosed on the Consolidated Statements of Operations, distribution income received from the Project Partnerships decreased $23,007 from $55,367 for the nine months ended December 31, 2007 to $32,360 for the nine months ended December 31, 2008.  Equity in (Loss) Income of Project Partnerships decreased $24,594 from income of $17,786 for the nine months ended December 31, 2007 to a loss of $6,808 for the nine months ended December 31, 2008.  Income from Discontinued Operations increased $985,684 from $70,419 for the nine-month period ended December 31, 2007 to $1,056,103 for the nine-month period ended December 31, 2008.  The decrease in distribution income for the nine months ended December 31, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of December 31, 2008, Gateway has an investment in 44 Project Partnerships as compared to 58 Project Partnership investments, including Sparta, held as of December 31, 2007.  Equity in (Loss) Income of Project Partnerships decreased for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 because Gateway’s share of net loss from Project Partnerships exceeded the suspended losses from the Project Partnerships.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Consolidated Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the nine-month periods ended September 30, 2008 and 2007 (Project Partnership financial information is on a three-month lag) was $726,565 and $286,302, respectively.  Gateway suspended net losses from Project Partnerships for the nine months ended September 30, 2008 and 2007 totaling $719,757 and $410,137, respectively.  Income from Discontinued Operations for the nine-month period ended December 31, 2008 increased due to the sale of Crosstown in September 2008.  Additionally, financial information for Sparta is no longer included because Gateway disposed of its interest in the fourth quarter of fiscal year 2008.

Total expenses of Gateway were $414,374 for the nine months ended December 31, 2008, a decrease of $53,922 as compared to the nine months ended December 31, 2007 total expenses of $468,296.  The decrease for the nine months ended December 31, 2008 results from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing asset management fees and general and administrative expense – General Partner for sold Project Partnerships), offset by impairment losses on Project Partnership investments.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for the quarter was incurred.

In total, Gateway had net income of $1,419,996 for the nine months ended December 31, 2008 as compared to net income of $886,761 for the nine months ended December 31, 2007.  The increase in net income for the nine months ended December 31, 2008 is a result of the gains on the sales of The Meadows Associates, Winder Apartments, Ltd., Oakwood Apartments, Lakewood Apartments, Sandhill Forest, Ltd., Oakwood Grove, Ltd., Hastings Manor, Ltd., Crosstown Seniors (Phase I & II), Laurel Apartments, Middlefield, Limited, and Pulaski Village being greater than the gains on the sales of Claremont Housing, Pleasant Valley Housing, River Road Apartments, Kenly Court Apartments Phase I & II, Riverside Apartments, Hunters Ridge Apartments (AL), Greenville Landing Apartments, Sandridge Apartments, Brookshire Apartments, Laurel Woods Apartments, and Ashburn Housing that were recorded in the nine months ended December 31, 2007.  After adjusting for Equity in Loss of Project Partnerships of $6,808 and the changes in operating assets and liabilities, net cash used in operating activities was $163,140.  Cash provided by investing activities was $2,326,932 consisting of $34,215 in cash distributions from the Project Partnerships, $2,092,717 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $200,000 from matured U.S. Treasury Notes.  Cash used in financing activities was $2,084,963 consisting of $5,312 in capital contributions offset by $2,090,275 in distributions paid to Limited Partners.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earnings thereon, and cash distributed to Gateway from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  At December 31, 2008, Gateway had $429,109 of cash and cash equivalents.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  In the quarter ended December 31, 2008, impairment expense of $112,895 was recognized in the Consolidated Statement of Operations.  Impairment expense for the nine months ended December 31, 2008 totaled $112,895.  No impairment expense was recognized for the nine-month period ended December 31, 2007.

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

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

As of December 31, 2008, Gateway holds a limited partner interest in 44 Project Partnerships holding 46 properties which own and operate government assisted multi-family housing complexes.  As of December 31, 2008, 38 of the Project Partnerships holding 41 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  During the quarter-ended December 31, 2008, Gateway sold or otherwise disposed of its interest in 1 Project Partnership, bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 11.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein.

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
November 2008	The Meadows Associates	$ 198,792	$ 7.78	$ 198,793	$ -
September 2008	Winder Apartments, Ltd.	38,160	1.49	38,000	-
September 2008	Oakwood Apartments	9,741	0.38	9,741	-
September 2008	Lakewood Apartments	19,760	0.77	19,760	-
September 2008	Sandhill Forest, Ltd.	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,349,749	52.79	-	1,055,863
August 2008	Laurel Apartments	226,840	8.87	226,840	-
June 2008	Middlefield, Limited	117,530	4.60	117,530	-
June 2008	Pulaski Village	128,770	5.03	128,770	-
	Other, net (see below)	-	-	3,295	240
				$ 742,729	$ 1,056,103

The net proceeds per LP unit from the sale of The Meadows Associates, Winder Apartments, Ltd., Oakwood Apartments, and Lakewood Apartments, plus additional proceeds from the sale of Crosstown Seniors (Phase I & II), were distributed to the Limited Partners in December 2008.

The net proceeds per LP unit from the sale of Crosstown Seniors (Phase I & II), Laurel Apartments, Middlefield, Limited, and Pulaski Village were distributed to the Limited Partners in September 2008.

As part of the December 2008 distribution, Gateway distributed an additional $3,535 to the Limited Partners ($0.14 per limited partnership unit) and recognized an additional gain on sale of Project Partnerships in the amount of $3,295 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Riverside Apartments property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $5,312 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2008.  This amount was distributed to the Limited Partners as part of the December 2008 distribution.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2008:

Project Partnerships sold subsequent to December 31, 2008:

Limestone Estates

Subsequent to the December 31, 2008 quarter-end, Gateway sold its partnership interest in Limestone Estates.  Gateway received approximately $24,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the fourth quarter of fiscal year 2009 (approximately $0.94 per limited partnership unit) from this sale transaction in January 2009 which will be distributed to the Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the year-ended March 31, 2009.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Buena Vista Housing, Ltd., L.P.	Hannah’s Mill Apartments, Ltd.
Mabank 1988 Limited	Casa Linda Limited Partnership
La Villa Elena Limited Partnership	Rio Abajo
Sage Limited Partnership	Augusta Properties, L.P.
Booneville Properties	Barling Properties
Poteau Properties IV	Turtle Creek Properties Phase II
Broken Bow Properties II	Decatur Properties
Poteau Properties III

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be approximately $1,540,000, or $60.24 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 12-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Cuthbert Elderly Housing, Ltd.	Spring Creek Apartments, Ltd. (GA)
Madison, Ltd.	Concord IV Limited Partnership
Middleport Limited Partnership	Longleaf Apartments, Ltd.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Sylacauga Garden Apartments III, Ltd.	Spring Creek Apartments, Ltd. (AL)
Monroe Family, Ltd.	Hartwell Elderly, Ltd., L.P.
Sabinal Housing Ltd.	Kingsland Housing Ltd.
Mathis Retirement Ltd.	Eagle’s Bay Limited Partnership
Stone Arbor Limited Partnership	Suncrest Limited Partnership
Woodcroft Limited Partnership	Laynecrest Associates Limited Partnership
Martindale Limited Partnership	Village Apartments of Centralia II, Limited Partnership
Village Apartments of Fortville II, L.P.	Village Apartments of Morgantown, Limited Partnership
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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 19, 2009	By:/s/ Ronald M. Diner Ronald M. Diner
President

Date: February 19, 2009	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: February 19, 2009	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer