Form 10-K
period 2009-03-31
GATEWAY TAX CREDIT FUND LTD
filed 2009-06-29
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2009
Limited Partnership Interest	1,835
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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
File No. 33-18142

PART I
Item 1.  Business

Gateway Tax Credit Fund, Ltd. (“Gateway”) is a Florida limited partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc. (“General Partners”), both of which are sponsors of Gateway Tax Credit Fund, Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.  Gateway was formed October 27, 1987 and commenced operations as of June 30, 1988 with the first admission of Limited Partners.

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  Gateway closed its initial offering of Limited Partnership Interests on March 1, 1990 after receiving capital contributions of $1,000 from the General Partners and $25,566,000 from Limited Partners.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of interests in Project Partnerships will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 82 Project Partnerships holding 87 properties.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of all of its investments in Project Partnerships.  As of March 31, 2009, Gateway holds investments in 43 Project Partnerships, acquiring what is generally a 99% interest in these properties by becoming the sole limited partner in the Project Partnerships that own the properties.  See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

The primary sources of funds for the year ended March 31, 2009 were proceeds from the sale of Project Partnerships of $2,119,202, $45,376 in distributions received from Project Partnerships, and interest income of $10,077 earned on cash and cash equivalents and investments in securities.  Gateway made cash distributions to Limited Partners during the year-ended March 31, 2009 totaling $2,090,275.  As of March 31, 2009 Gateway had $263,458 of cash and cash equivalents.

All Project Partnerships are government subsidized.  Most have mortgage loans from the Farmers Home Administration (now called USDA Rural Development) (“USDA RD”) under Section 515 of the Housing Act of 1949.  These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents.  A significant portion of the Project Partnerships also receive rental assistance from USDA RD to subsidize certain qualifying tenants.

The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed non-subsidized apartment properties.  Risks related to the operations of Gateway are described in detail on pages 21 through 33 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-18142 (“Prospectus”), under the caption “Risk Factors” which is incorporated herein by reference.

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

The investment objectives and policies of Gateway are described in detail on pages 33 through 38 of the Prospectus, under the caption “Investment Objectives and Policies” which is incorporated herein by reference.

Item 1.  Business (Continued)

Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low-income housing.  The capital contributions which were raised from Limited Partner investors were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been delivered to Gateway and the fifteen year tax credit compliance period has expired for all of the Project Partnerships.  Gateway is now disposing of its remaining interests and distributing proceeds from those sales to the Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2009, 39 of the Project Partnerships holding 42 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  On a cumulative basis as of March 31, 2009, $5,369,875 of net sales proceeds representing $210.23 per Limited Partner unit have been distributed to Limited Partners.

Gateway is currently in the process of disposing of its remaining investments in Project Partnerships.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2009.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Gateway owns interest in properties through 99% limited partnership interests in 43 Project Partnerships holding 45 properties as of March 31, 2009.  No Project Partnership carries a net investment for book purposes as of March 31, 2009.  The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2008 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

Item 2.  Properties (Continued)

PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Laynecrest	Medway, OH	48	6/88	1,861,785	94%
Martindale	Union, OH	30	6/88	1,226,923	90%
La Villa Elena	Bernalillo, NM	54	8/88	2,203,313	94%
Rio Abajo	Truth or Consequences, NM	42	9/88	1,968,521	100%
Fortville II	Fortville, IN	24	11/88	810,389	88%
Summitville	Summitville, IN	24	11/88	879,994	96%
Suncrest	Yanceyville, NC	40	12/88	2,177,840	100%
Brandywine III	Millsboro, DE	32	12/88	1,393,353	100%
Concord IV	Perryville, MD	32	12/88	1,436,065	94%
Dunbarton Oaks III	Georgetown, DE	32	12/88	1,446,569	97%
Federal Manor	Federalsburg, MD	32	12/88	1,546,040	94%
Mulberry Hill IV	Easton, MD	16	12/88	759,749	94%
Madison	Madison, OH	39	12/88	1,478,675	100%
Hannah's Mill	Thomaston, GA	50	12/88	1,812,786	100%
Longleaf Apts.	Cairo, GA	36	12/88	1,218,731	100%
Sylacauga Garden	Sylacauga, AL	42	12/88	1,652,746	98%
Monroe Family	Monroe, GA	48	12/88	1,788,673	56%
Casa Linda	Silver City, NM	41	3/89	1,840,974	100%
Eagle's Bay	Beaufort, NC	40	6/89	1,975,445	100%
Sage	Gallup, NM	44	7/89	2,055,407	98%
Middleport	Middleport, NY	25	9/89	1,167,852	96%
Morgantown	Morgantown, IN	24	9/89	959,783	96%
Cuthbert Elderly	Cuthbert, GA	32	9/89	1,028,295	94%
Mabank 1988	Mabank, TX	42	9/89	1,435,789	95%
Buena Vista	Buena Vista, GA	24	9/89	814,227	92%
Woodcroft	Elizabethtown, NC	32	9/89	1,497,433	100%
Spring Creek	Quitman, GA	18	10/89	607,608	94%
Spring Creek	Cherokee, AL	24	11/89	1,042,287	96%
Milton Elderly	Milton, FL	43	11/89	1,396,378	100%
Stone Arbor	Madison, NC	40	12/89	1,887,202	98%
Centralia II	Centralia, IL	24	12/89	976,228	96%
Poteau IV	Poteau, OK	32	12/89	716,016	88%
Barling	Barling, AR	48	12/89	1,152,864	81%
Booneville	Booneville, AR	48	12/89	1,682,587	96%
Augusta	Augusta, KS	66	12/89	2,381,719	88%
Mathis Retirement	Mathis, TX	36	3/90	1,085,311	83%
Sabinal Housing	Sabinal, TX	24	3/90	780,115	92%
Kingsland Housing	Kingsland, TX	34	3/90	1,162,250	100%
Poteau Prop. III	Poteau, OK	19	4/90	583,005	100%
Decatur Properties	Decatur, AR	24	4/90	969,816	79%
Broken Bow Prop II	Broken Bow, OK	46	4/90	1,957,868	89%
Turtle Creek II	Grove, OK	42	4/90	1,558,446	98%
Hartwell Elderly	Hartwell, GA	24	4/90	821,329	92%

Total		1,517		$ 59,198,386

The average effective rental per unit for the year ended December 31, 2008 is $4,551 per year ($379 per month).

The average effective occupancy rate at December 31, 2008 was 93.6%

Item 2.  Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships (excluding Village Apartments of Sparta Limited Partnership (“Sparta”)
for the year ended December 31, 2006), as of December 31, 2008, 2007 and 2006 is as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Land	$2,520,971	$3,379,633	$4,370,614
Land Improvements	448,595	1,044,572	1,568,350
Buildings	54,310,634	74,155,361	90,212,695
Furniture and Fixtures	1,918,186	3,486,209	4,359,598

Properties, at Cost	59,198,386	82,065,775	100,511,257
Less: Accumulated Depreciation	35,291,195	46,432,941	53,702,442

Properties, Net	$23,907,191	$35,632,834	$46,808,815

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2009, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Gateway's Limited Partnership interests are not publicly traded.  There is no market for the Registrant's Limited Partnership interests and it is unlikely that any will develop.  No transfers of Limited Partnership Units are permitted without the prior written consent of the Managing General Partner.  There have been several transfers over the last two years, with most being from individuals to their trusts or heirs.  The Managing General Partner is not aware of the price at which the units are transferred.  The conditions under which investors may transfer units is found under ARTICLE XII – “Transfer of a Limited Partnership Interest” on pages A-24 and A-25 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2009
Limited Partnership Interest	1,835
General Partner Interest	2

Item 6.  Selected Financial Data

	2009	2008	2007	2006	2005
Total Revenues	$ 40,941	$ 82,163	$ 72,730	$ 89,743	$ 216,372
Net Income (Loss)	1,370,644	1,048,120	(190,201)	(378,769)	(1,018,200)

Equity in Loss of Project Partnerships	(6,808)	(32,216)	(26,727)	(107,224)	(371,209)

Total Assets	263,458	970,950	2,009,969	2,054,699	2,381,717

Investments in Project Partnerships	-	418,023	541,534	620,184	938,137

Per Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	135.29	68.16	(10.40)	10.46	13.65
Passive Loss	(64.95)	(78.32)	(103.29)	(135.51)	(160.84)

Net Income (Loss)	53.08	40.59	(16.84)	(24.07)	(39.43)

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included herein, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of sale of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The latest target date for liquidation of Gateway is on or before December 31, 2009, although there is no certainty that all the activities necessary to occur as of such date will have transpired.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  There was no General and Administrative expense charged by the General Partner to Gateway in fiscal year 2009.  In fiscal year 2008, general and administrative expense was $104,564 or 53% less than the fiscal year 2007 expense of $223,671.  The decreased general and administrative expense in fiscal year 2008 results primarily from a decrease in Project Partnerships held by Gateway.  These administrative costs are funded from interest income received, distributions received from Project Partnerships, and from cash reserves which were funded at the inception of Gateway for the purpose of funding on-going administrative costs of Gateway.  During fiscal year 2009, these funds were used to partially pay accrued General and Administrative Expense – General Partner arising in prior years.

General and Administrative expense - Other, increased in fiscal year 2009 by $5,557 or 6% to $100,179 as compared to $94,622 incurred in fiscal year 2008.  Fiscal year 2008 General and Administrative expense – Other when compared to fiscal year 2007 decreased $7,110, or 7% from the fiscal year 2007 expense of $101,732.  Expenses for annual tax return preparation and financial statement audits and quarterly reviews, third-party investor reporting services and any other third-party professional services incurred are included in this category of expenses.

Impairment expense of $112,895 was recognized during the third quarter of fiscal year 2009.  There was no impairment expense recognized during fiscal year 2008 or 2007.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact arising in that quarter on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in those Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for the quarter was incurred.  No impairment expense was incurred during the quarter-ended March 31, 2009.

Interest income for the year ended March 31, 2009 of $10,077 represents a decrease of $28,825 or 74%, as compared to fiscal year 2008.  Interest income in fiscal year 2008 of $38,902 was an increase of $3,867 or 11% over the fiscal year 2007 interest income of $35,035.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Twelve Project Partnership investments were sold or otherwise disposed of during fiscal year 2009 (Pulaski Village, Middlefield, Limited, Laurel Apartments, Crosstown Seniors (Phase I & II), Hastings Manor, Ltd., Oakwood Grove, Ltd., Sandhill Forest, Ltd., Lakewood Apartments, Oakwood Apartments, Winder Apartments, Ltd., The Meadows Associates, and Limestone Estates).  Gateway received net sales proceeds totaling $2,113,817.  Of this amount, $2,089,342 was distributed in fiscal year 2009 to the Limited Partners at $81.71 per limited partner unit.  The remaining $24,475 ($0.96 per limited partner unit) will be distributed to the Limited Partners in fiscal year 2010.

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

Nine Project Partnership investments were sold or otherwise disposed of during fiscal year 2007.  Four of the Project Partnerships - Albany, Ltd., Burkesville, Ltd., Floresville Housing Ltd., and Village Apartments of Divernon Limited Partnership – were sold or otherwise disposed of during the first three quarters of fiscal year 2007.  Gateway received net sales proceeds for these four Project Partnership transactions totaling $136,778 which were distributed in fiscal year 2007 to the Limited Partners at $5.35 per limited partner unit.  Five of the Project Partnerships – Applewood Apartments (Crestwood Villa II), Fairview South, Ltd., Robinhood Apartments, Ltd., Skyview Terrace Apartments, Ltd. and Southwood Apartments, Ltd. – were sold in the fourth quarter of fiscal year 2007.  Gateway received net sales proceeds for these five Project Partnerships totaling $277,723 which have been distributed to the Limited Partners subsequent to the March 31, 2007 year-end (in May, 2007) at $10.87 per Limited Partner unit.

Cumulative distributions of sales proceeds since inception of Gateway to Limited Partners amount to $210.23 per unit.

For the year ended March 31, 2009 the Project Partnerships reported losses of $6,808 which represents a $25,408 decrease as compared to the losses from Project Partnerships for the year ended March 31, 2008 of $32,216.  For the fiscal year ended March 31, 2007, the Project Partnerships reported a loss of $26,727.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero.  Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2009, the Gain on Sale of Project Partnerships amounted to $769,214, a decrease of $447,501 from the fiscal year 2008 Gain on Sale amount of $1,216,715.  The fiscal year 2007 Gain on Sale amount was $411,217.  As more fully discussed herein, twelve Project Partnership investments were sold or disposed of in fiscal year 2009 as compared to fiscal year 2008 when fourteen Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of a Project Partnership is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section that follows.

In fiscal year 2009, income from Discontinued Operations totaled $1,056,103, an increase of $704,184 from the fiscal year 2008 income from Discontinued Operations of $351,919.  The fiscal year 2007 income from Discontinued Operations was $132,333.  Discontinued Operations for fiscal year 2009 includes the gain on sale of Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”).  Discontinued Operations for fiscal years 2008 and 2007 includes the results of operations of Sparta and Village Apartments of Divernon Limited Partnership (“Divernon”), which when considered with Gateway Project Partnerships are the (“Operating Entities”).  As more fully discussed in Notes 2 and 7 of the accompanying financial statements, Crosstown was sold during fiscal year 2009, Sparta was disposed of by Gateway late in fiscal year 2008 and Divernon was disposed of by Gateway early in fiscal year 2007.  Refer to the discussion of these Project Partnership dispositions in the exit strategy section that follows.

In total, Gateway reported net income of $314,541 from continuing operations for the year ended March 31, 2009.  Cash and Cash Equivalents decreased by $86,822 due in part to payments of accrued General and Administrative Expense – General Partner during fiscal year 2009.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earned thereon, and cash distributed to Gateway from operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  At March 31, 2009, Gateway had $263,458 of cash and cash equivalents.  However, $26,423 of this balance represents proceeds Gateway received prior to March 31, 2009 from the sale of Project Partnerships which is for distribution to Limited Partners.  Management believes that sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to perhaps pay a small portion of the unpaid Asset Management Fee.

For the year ending March 31, 2009, Gateway received $45,376 in cash distributions from the Project Partnerships and $10,077 in interest income which are available for payment of Gateway expenses.  The General and Administrative operating costs (both General Partner and Other) were $100,179 in fiscal year 2009 and the Asset Management Fee expensed was $285,809; no asset management fees were actually paid to the General Partner during fiscal year 2009.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Impairment expense for the year ended March 31, 2009 totaled $112,895 (all of which was incurred during the quarter-ended December 31, 2008).  No impairment expense was recognized during either of the years ended March 31, 2008 and 2007.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS No. 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN No. 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN No. 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN No. 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN No. 48 to pass-through entities changes.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

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

As of March 31, 2009, Gateway holds a limited partner interest in 43 Project Partnerships holding 45 properties which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of March 31, 2009, 39 of the Project Partnerships holding 42 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized herein:

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
January 2009	Limestone Estates	$ 24,475	$ 0.96	$ 24,475	$ -
November 2008	The Meadows Associates	198,792	7.78	197,674	-
September 2008	Winder Apartments, Ltd.	38,160	1.49	38,000	-
September 2008	Oakwood Apartments	9,741	0.38	9,741	-
September 2008	Lakewood Apartments	19,760	0.77	19,760	-
September 2008	Sandhill Forest, Ltd.	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,349,749	52.79	-	1,055,863
August 2008	Laurel Apartments	226,840	8.87	225,535	-
June 2008	Middlefield, Limited	117,530	4.60	118,321	-
June 2008	Pulaski Village	128,770	5.03	128,770	-
	Other, net (see below)	-	-	6,938	240
				$ 769,214	$ 1,056,103

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Limited Partners during fiscal year 2010.

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

Gateway recognized additional gains on sale of Project Partnerships in the amount of $6,938 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions.  Any undistributed proceeds related hereto will be distributed to the Limited Partners during fiscal year 2010.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Riverside Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $5,312 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount was then distributed to the Limited Partners as part of the December 2008 distribution.

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

The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $318,720 of re-syndication profit was contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

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

The net proceeds per LP unit from the sale of Skyview Terrace Apartments, Fairview South Apartments, Southwood Apartments, Robinhood Apartments, and Applewood Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Limited Partners in May 2007.

The net proceeds per LP unit from the sale of Hunters Ridge Apartments (KY), Albany Village Apartments, and Floresville Square Apartments II were distributed to the Limited Partners in December 2006.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2009:

Project Partnerships sold subsequent to March 31, 2009:

Spring Creek Apartments, Ltd. (GA)

Subsequent to the March 31, 2009 year-end, Gateway sold its partnership interest in Spring Creek Apartments, Ltd. (GA).  Gateway received approximately $47,000 in net proceeds (approximately $1.84 per limited partnership unit) which also approximates the gain on sale of the Project Partnership.  This gain will be recognized in the first quarter of fiscal year 2010 and the net proceeds from this sale transaction will be distributed to the Limited Partners in a subsequent quarter.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Buena Vista Housing, Ltd., L.P.	Hannah’s Mill Apartments, Ltd.
Monroe Family, Ltd.	Hartwell Elderly, Ltd., L.P.
Sabinal Housing Ltd.	Kingsland Housing Ltd.
Mathis Retirement Ltd.	Eagle’s Bay Limited Partnership
Stone Arbor Limited Partnership	Suncrest Limited Partnership
Woodcroft Limited Partnership	Mabank 1988 Limited
Casa Linda Limited Partnership	La Villa Elena Limited Partnership
Rio Abajo	Sage Limited Partnership
Augusta Properties, L.P.	Booneville Properties
Barling Properties	Poteau Properties IV
Turtle Creek Properties Phase II	Broken Bow Properties II
Decatur Properties	Poteau Properties III

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to approximate $1,915,000, or $74.90 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 6-month period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Cuthbert Elderly Housing, Ltd.	Madison, Ltd.
Concord IV Limited Partnership	Middleport Limited Partnership
Longleaf Apartments, Ltd.

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $720,000, or $28.16 per limited partnership unit potentially available for distribution to the Limited Partners within the next 6 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Gateway is exploring options regarding the sale or other disposition of the remaining Project Partnership investments not specifically listed above.  Any net proceeds arising from these particular Project Partnerships are anticipated to be minimal.

Disclosure of Contractual Obligations

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities reflected on the
Registrant’s Balance Sheet under GAAP	$4,955,099 (1)	4,955,099	0	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2009.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Gateway Tax Credit Fund, Ltd.

We have audited the accompanying consolidated balance sheets of Gateway Tax Credit Fund, Ltd. (a Florida Limited Partnership) as of March 31, 2009 and 2008 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2009.  Gateway’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of a certain Project Partnership for which $293,885 of net investment is included in these financial statements as of March 31, 2008, and for which equity in its net (loss) income was ($35,167) and $15,136, respectively, for the years ended March 31, 2008 and 2007.  Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund, Ltd. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
June 29, 2009

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED BALANCE SHEET

	March 31,	March 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 263,458	$ 350,280
Investment in Securities	-	202,647
Investments in Project Partnerships, net	-	124,138
Investment in Project Partnership Held for Sale	-	293,885

Total Current Assets	263,458	970,950

Total Assets	$ 263,458	$ 970,950

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 4,955,099	$ 4,945,524
Distribution Payable	26,423	-
Accounts Payable - Other	5,435	6,131

Total Current Liabilities	4,986,957	4,951,655

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at March 31, 2009 and March 31, 2008)	(5,333,453)	(4,571,641)
General Partners	609,954	590,936

Total Partners' Deficit	(4,723,499)	(3,980,705)

Total Liabilities and Partners' Deficit	$ 263,458	$ 970,950

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
Revenues:
Distribution Income	$ 40,941	$ 82,163	$ 72,730

Total Revenues	40,941	82,163	72,730

Expenses:
Asset Management Fee - General Partner	285,809	379,409	450,140
General and Administrative:
General Partner	-	104,564	223,671
Other	100,179	94,622	101,732
Impairment Loss on Investment in Project Partnerships	112,895	-	-

Total Expenses	498,883	578,595	775,543

Loss Before Equity in Loss of Project Partnerships and Other Income	(457,942)	(496,432)	(702,813)

Equity in Loss of Project Partnerships	(6,808)	(32,216)	(26,727)
Gain on Sale of Project Partnerships	769,214	1,216,715	411,217
Minority Interest in Income of Consolidated Project Partnership	-	(30,768)	(39,246)
Interest Income	10,077	38,902	35,035

Net Income (Loss) from Continuing Operations	$ 314,541	$ 696,201	$ (322,534)

Income from Discontinued Operations (See Notes 2 & 7)	1,056,103	351,919	132,333

Net Income (Loss)	$ 1,370,644	$ 1,048,120	$ (190,201)

Allocation of Net Income (Loss):
Limited Partners	$ 1,356,938	$ 1,037,639	$ (430,524)
General Partners	13,706	10,481	240,323

	$ 1,370,644	$ 1,048,120	$ (190,201)

Net Income (Loss) Per Limited Partnership Unit	$ 53.08	$ 40.59	$ (16.84)

Number of Limited Partnership Units Outstanding	25,566	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2006	$ (3,168,987)	$ 21,412	$ (3,147,575)

Net (Loss) Income	(430,524)	240,323	(190,201)

Distributions	(414,681)	-	(414,681)

Balance at March 31, 2007	(4,014,192)	261,735	(3,752,457)

Capital Contributions	-	318,720	318,720

Net Income	1,037,639	10,481	1,048,120

Distributions	(1,595,088)	-	(1,595,088)

Balance at March 31, 2008	(4,571,641)	590,936	(3,980,705)

Capital Contributions	-	5,312	5,312

Net Income	1,356,938	13,706	1,370,644

Distributions	(2,118,750)	-	(2,118,750)

Balance at March 31, 2009	$ (5,333,453)	$ 609,954	$ (4,723,499)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ 1,370,644	$ 1,048,120	$ (190,201)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Impairment Loss on Investment in Project Partnerships	112,895	-	-
Premium on Investment in Securities	70	195	-
Equity in Loss of Project Partnerships	6,808	32,216	26,727
Gain on Sale of Project Partnerships	(769,214)	(1,216,715)	(411,217)
Discontinued Operations	(1,056,103)	(351,919)	(132,333)
Minority Interest in Income of Consolidated Project Partnership	-	30,768	39,246
Net Change in Assets and Liabilities of Consolidated
Project Partnership Held for Sale	-	-	1,428
Distribution Income	(40,941)	(82,163)	(72,730)
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	-	1,294	1,619
Decrease (Increase) in Interest Receivable	2,577	(2,577)	-
(Decrease) Increase in Accounts Payable - Other	(696)	696	(21,027)
Increase in Payable to General Partners	7,523	263,491	676,216
Net Cash Used in Operating Activities	(366,437)	(276,594)	(82,272)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	45,376	92,198	87,232
Net Proceeds from Sale of Project Partnerships	2,119,202	1,276,538	408,239
Redemption of Investment Securities	200,000	-	-
Purchase of Investment Securities	-	(200,266)	-
Cash Related to Property Held for Sale	-	-	(19,979)
Net Cash Provided by Investing Activities	2,364,578	1,168,470	475,492

Cash Flows from Financing Activities:
Capital Contributions	5,312	318,720	-
Distributions to Limited Partners	(2,090,275)	(1,875,266)	(136,779)
Net Cash Used in Financing Activities	(2,084,963)	(1,556,546)	(136,779)

(Decrease) Increase in Cash and Cash Equivalents	(86,822)	(664,670)	256,441
Cash and Cash Equivalents at Beginning of Year	350,280	1,014,950	758,509

Cash and Cash Equivalents at End of Year	$ 263,458	$ 350,280	$ 1,014,950

Supplemental Cash Flow Information:
Interest Paid	$ -	$ 17,874	$ 19,632

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 24,475	$ 2,052	$ 277,902
Distribution to Limited Partners	(24,475)	-	(277,902)
Decrease in Payable to General Partners	-	(2,052)	-
Increase in Investment in Project Partnership Held for Sale	-	(293,885)	-
Decrease in Investments in Project Partnerships	-	293,885	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2009, Gateway had received capital contributions of $325,032 from the General Partners and $25,566,000 from the Limited Partners.  As of March 31, 2008, Gateway had received capital contributions of $319,720 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidated Statements

The accompanying financial statements for fiscal years ended March 31, 2008 and 2007 include, on a consolidated basis, the accounts of Gateway, Village Apartments of Sparta Limited Partnership (“Sparta”) and Village Apartments of Divernon Limited Partnership (“Divernon”) (together, the “Operating Entities”), two Project Partnerships in which Gateway had invested.  As of October 1, 1996 and October 1, 1997, respectively, an affiliate of Gateway's Managing General Partner, Value Partners, Inc., became the general partner of the Operating Entities.  Since the general partner of the Operating Entities was an affiliate of Gateway, these consolidated financial statements include the financial activity of the Operating Entities for all years up to and including their fiscal year of disposition by Gateway.  Gateway disposed of its investment in Sparta during the fiscal year ended March 31, 2008 and Divernon during the fiscal year ended March 31, 2007 (See further discussion of these disposition transactions in Note 7).  All significant intercompany balances and transactions have been eliminated.  Gateway has elected to report the results of operations of the Operating Entities on a 3-month lag basis, consistent with the presentation of financial information of all Project Partnerships.  The operating activity and gain on disposition of Sparta are reported as discontinued operations on the financial statements for the years ended March 31, 2008 and 2007.  The operating activity and gain on disposition of Divernon are reported as discontinued operations on the financial statements for the year ended March 31, 2007.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)       Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)       Decreased for cash distributions received from the Project Partnerships,
3)       Decreased for the amortization of the acquisition fees and expenses, and
4)       Decreased, where appropriate, for impairment.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $112,895 was recognized in the Consolidated Statement of Operations.  No impairment expense was recorded in the fourth quarter of fiscal year 2009.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 7 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during either of the years ended March 31, 2008 and 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2007, 2008, or 2009.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) met such criteria as of March 31, 2008.  Accordingly, the investment in Crosstown was presented as Investment in Project Partnership Held for Sale on the consolidated balance sheet as of March 31, 2008 and 2007.  Crosstown was sold during September 2008.  The gain on sale of Crosstown is presented as discontinued operations for the year ended March 31, 2009.  (See further discussion of this sale transaction in Note 7).

Sparta met such assets held for sale criteria as of March 31, 2007 and Divernon met such criteria as of March 31, 2006.  Accordingly, the results of operations of Sparta and Divernon are presented as discontinued operations for the years ended March 31, 2008 and 2007.  Gateway’s interest in Sparta was disposed of during March 2008 and Gateway’s interest in Divernon was disposed of during April 2006.  (See further discussion of these disposition transactions in Note 7).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Discontinued Operations on the Consolidated Statements of Operations consist of the following amounts for fiscal year 2009, 2008 and 2007:

	2009	2008	2007
Rental Revenue	$ -	$ 109,586	$ 109,342
Miscellaneous Income	-	2,646	3,695
Rental Operating Expenses	-	(105,550)	(74,651)
Interest Expense	-	(49,295)	(49,638)
Depreciation Expense	-	(38,714)	(39,382)
Gain on Disposition of Project Partnerships	1,056,103	401,634	151,256
Interest Subsidy	-	31,421	31,440
Interest Income	-	191	271
Total Discontinued Operations Income (Loss)	$ 1,056,103	$ 351,919	$ 132,333

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and as of March 31, 2008, U.S. Treasury securities.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  As of March 31, 2008, Gateway’s intent was to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no Investments in Securities as of March 31, 2009.

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

As of March 31, 2009, Gateway holds variable interests in 43 VIEs, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $9,304,507 at March 31, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is did not have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS No. 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN No. 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN No. 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN No. 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN No. 48 to pass-through entities changes.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

NOTE 3 – INVESTMENT IN SECURITIES:

Investments in Securities consist of U.S. Treasury Notes at their cost, plus accrued interest and unamortized premiums of $2,647 as of March 31, 2008.  The Investments in Securities were held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.

	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 202,647
Gross Unrealized Loss	-	(803)

Fair Value	$ -	$ 201,844

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2009, 2008 and 2007 were $285,809, $379,409 and $450,140, respectively.

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  No such expenses were incurred for the year ended March 31, 2009.  Totals incurred for the years ended March 31, 2008 and 2007 were $104,564 and $223,671, respectively.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 7, Summary of Disposition Activities herein.

NOTE 5 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s loss for tax purposes:

	2009	2008	2007
Net Income (Loss) per Financial Statements	$ 1,370,644	$ 1,048,120	$ (190,201)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(292,437)	(274,659)	(114,857)

Losses suspended for financial reporting purposes	(1,070,084)	(1,262,292)	(1,730,651)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(1,006)	(47,007)	(219,518)

Additional Gain on Sale of Project Partnerships for tax purposes	6,240,954	2,897,681	526,598

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	309,894	403,468	455,354
Amortization Expense	-	-	172,343
Impairment Expense	112,895	-	-
Miscellaneous Income	(59,156)	(90,840)	(58,505)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	-	-	(224)

Gateway income (loss) for tax purposes as of December 31	$ 6,611,704	$ 2,674,471	$ (1,159,661)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

Gateway’s Investments in Project Partnerships is approximately $19,262,095 higher for financial reporting purposes than for tax return purposes because (i) annual tax depreciation expense is higher than financial depreciation, (ii) certain expenses are not deductible for tax return purposes and (iii) losses are suspended for financial purposes but not for tax purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (19,262,095)	$ 19,262,095

Other Assets	$ 263,458	$ 429,109	$ (165,651)

Liabilities	$ 4,986,957	$ 212,213	$ 4,774,744

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2009, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 43 Project Partnerships holding 45 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.  The total Investments in Project Partnerships at March 31, 2008 includes both the Investments in Project Partnerships and Investment in Project Partnership Held for Sale on the consolidated balance sheet.

The following is a summary of Investments in Project Partnerships as of:

	March 31,	March 31,
	2009	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 9,304,507	$ 12,794,791

Cumulative equity in losses of Project Partnerships (1)	(9,606,978)	(12,793,161)

Cumulative distributions received from Project Partnerships	(360,043)	(605,078)

Investment in Project Partnerships before Adjustment	(662,514)	(603,448)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,160,581	1,617,977
Accumulated amortization of acquisition
fees and expenses	(385,172)	(596,506)

Reserve for Impairment of Investment in
Project Partnerships	(112,895)	-

Investments in Project Partnerships	$ -	$ 418,023

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $14,227,196 for the year ended March 31, 2009 and cumulative suspended losses of $17,461,710 for the year ended March 31, 2008 are not included.

NOTE 6 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships, excluding Sparta for the fiscal year ended March 31, 2007, on a three month lag, below is the summarized balance sheets for the Project Partnerships as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 5,337,539	$ 7,261,688	$ 8,441,716
Investment properties, net	23,907,191	35,632,834	46,808,815
Other assets	147,032	449,635	876,557
Total assets	$ 29,391,762	$ 43,344,157	$ 56,127,088

Liabilities and Partners' Deficit:
Current liabilities	$ 1,884,668	$ 3,488,506	$ 4,140,571
Long-term debt	44,067,897	60,465,838	74,864,944
Total liabilities	45,952,565	63,954,344	79,005,515

Partners' deficit
Limited Partner	(15,715,208)	(19,091,714)	(20,692,359)
General Partners	(845,595)	(1,518,473)	(2,186,068)
Total Partners' deficit	(16,560,803)	(20,610,187)	(22,878,427)

Total liabilities and partners' deficit	$ 29,391,762	$ 43,344,157	$ 56,127,088

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 9,620,622	$ 13,642,751	$ 16,218,199
Expenses:
Operating expenses	5,457,558	7,523,441	8,922,830
Interest expense	3,452,165	4,949,038	6,019,721
Depreciation and amortization	1,792,343	2,477,856	3,051,054

Total expenses	10,702,066	14,950,335	17,993,605

Net loss	$ (1,081,444)	$ (1,307,584)	$ (1,775,406)

Other partners' share of net loss	$ (4,552)	$ (13,076)	$ (18,028)

Gateway's share of net loss	$ (1,076,892)	$ (1,294,508)	$ (1,757,378)
Suspended losses	1,070,084	1,262,292	1,730,651

Equity in (Loss) Income of Project Partnerships	$ (6,808)	$ 2,951	$ (41,863)

Equity in (Loss) Income of Project Partnerships - Held for Sale	$ -	$ (35,167)	$ 15,136

Gateway's deficit as reflected by the Project Partnerships of $(15,715,208) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses, amortization, and the impairment reserve of $(656,252) primarily because of suspended losses on Gateway's books.

NOTE 7 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of March 31, 2009, Gateway has sold or otherwise disposed of its interest in 39 Project Partnerships which held 42 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2009 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Component of Discontinued Operations
January 2009	Limestone Estates	$ 24,475	$ 0.96	$ 24,475	$ -
November 2008	The Meadows Associates	198,792	7.78	197,674	-
September 2008	Winder Apartments, Ltd.	38,160	1.49	38,000	-
September 2008	Oakwood Apartments	9,741	0.38	9,741	-
September 2008	Lakewood Apartments	19,760	0.77	19,760	-
September 2008	Sandhill Forest, Ltd.	-	-	-	-
September 2008	Oakwood Grove, Ltd.	-	-	-	-
September 2008	Hastings Manor, Ltd.	-	-	-	-
September 2008	Crosstown Seniors (Phase I & II)	1,349,749	52.79	-	1,055,863
August 2008	Laurel Apartments	226,840	8.87	225,535	-
June 2008	Middlefield, Limited	117,530	4.60	118,321	-
June 2008	Pulaski Village	128,770	5.03	128,770	-
	Other, net (see below)	-	-	6,938	240
				$ 769,214	$ 1,056,103

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Limited Partners during fiscal year 2010.

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

Gateway recognized additional gains on sale of Project Partnerships in the amount of $6,938 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions.  Any undistributed proceeds related hereto will be distributed to the Limited Partners during fiscal year 2010.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Riverside Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $5,312 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount was then distributed to the Limited Partners as part of the December 2008 distribution.

NOTE 7 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $318,720 of re-syndication profit was contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Floresville Square Apartments	$ 57,694
Albany Village Apartments	29,923
Hunters Ridge Apartments (KY)	29,922
Ashburn Housing	201,181

Total Re-syndication contribution	$ 318,720

NOTE 7 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

The net proceeds per LP unit from the sale of Skyview Terrace Apartments, Fairview South Apartments, Southwood Apartments, Robinhood Apartments, and Applewood Apartments are a component of the Distribution Payable on the Consolidated Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Limited Partners in May 2007.

The net proceeds per LP unit from the sale of Hunters Ridge Apartments (KY), Albany Village Apartments, and Floresville Square Apartments II were distributed to the Limited Partners in December 2006.

NOTE 8 – SUBSEQUENT EVENTS:

Subsequent to the March 31, 2009 year-end, Gateway sold its partnership interest in Spring Creek Apartments, Ltd. (GA).  Gateway received approximately $47,000 in net proceeds (approximately $1.84 per limited partnership unit) which also approximates the gain on sale of the Project Partnership.  This gain will be recognized in the first quarter of fiscal year 2010 and the net proceeds from this sale transaction will be distributed to the Limited Partners in a subsequent quarter.

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	6/30/2008	9/30/2008	12/31/2008	3/31/2009
Year 2009

Total Revenues	$ 15,654	$ 15,973	$ 733	$ 8,581

Net Income (Loss)	$ 137,513	$ 1,197,005	$ 85,478	$ (49,352)

Income (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ 5.32	$ 46.35	$ 3.31	$ (1.90)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	6/30/2007	9/30/2007	12/31/2007	3/31/2008
Year 2008

Total Revenues	$ 38,683	$ 4,663	$ 12,021	$ 26,796

Net Income	$ 100,330	$ 540,140	$ 246,291	$ 161,359

Income Per Weighted
Average Limited
Partnership Units
Outstanding	$ 3.89	$ 20.92	$ 9.54	$ 6.24

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
----------------------------
The Partners
Crosstown Seniors Limited Dividend
Housing Association Limited Partnership
(A Michigan Limited Partnership)
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, (a Michigan Limited Partnership), as of December 31, 2007 and 2006, and the related statements of operations, partners' equity/(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosstown Seniors Limited Dividend Housing Association Limited Partnership, as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity/(deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schoonover Boyer & Associates

Columbus, Ohio
February 27, 2008

Schoonover Boyer & Associates
383 North Front Street
Columbus, OH 43215
PHONE:  614-888-8000
FAX:  614-888-8634

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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

/s/ Schoonover Boyer & Associates

Columbus, Ohio
February 17, 2007

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2009.

Item 9A(T).  Controls and Procedures

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting was effective as of March 31, 2009.

Item 9B.  Other Information

None

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

Ronald M. Diner, age 65, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an M.B.A. degree from Columbia University (1968) and a B.S. degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 53, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Raymond James Partners, Inc. –

Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

Information regarding the officers and directors of Raymond James Partners, Inc. is included on pages 51 and 52 of the Prospectus under the section captioned “Management” (consisting of pages 49 through 52 of the Prospectus), which is incorporated herein by reference.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners, nor their directors and officers, own any units of the outstanding securities of Gateway as of March 31, 2009.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership agreement. The amounts and kinds of compensation and fees are described on pages 13 to 15 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2009, 2008 and 2007.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Consolidated Statements of Operations.  Totals incurred for the years ended March 31, 2009, 2008 and 2007 were $285,809, $379,409 and $450,140, respectively.

General and Administrative Expenses - Raymond James Tax Credit Funds, Inc., the Managing General Partner, is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Consolidated Statements of Operations.  No such expenses were incurred for the year ended March 31, 2009.  Totals incurred for the years ended March 31, 2008 and 2007 were $104,564 and $223,671, respectively.

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in Gateway’s quarterly report on Form 10-Q for the year ended March 31, 2009 amounted to $37,200.

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway’s quarterly report on Form 10-Q for the year ended March 31, 2008 amounted to $34,800.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2008 for services pertaining to prior years audit reports were $2,000.

Tax Fees

During fiscal 2009 and 2008, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $8,000 for each of the years ended 2009 and 2008.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2009, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a. (1) Financial Statements

(2) Financial Statement Schedules -

Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

Schedule IV – Mortgage loans on real estate

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(3) Exhibit Listing

Exhibit
Number    Description
3.1	Amended Certificate of Limited Partnership of Gateway Tax Credit Fund, Ltd. (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-18142, and incorporated herein by reference.)
4.1	The form of Partnership Agreement of the Partnership (included as Exhibit “A” to the Prospectus, File No. 33-18142, and incorporated herein by reference.)
31.1	Certification required by Rule 15d-14(a).(Filed herewith.)
31.2	Certification required by Rule 15d-14(a).(Filed herewith.)
32	Certification required by Rule 15d-14(b).(Filed herewith.)
99.1	Financial statements of Crosstown Seniors Limited Dividend Housing Association Limited Partnership for the years ended December 31, 2007 and 2006

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2008:

Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Laynecrest	Medway, OH	48	$ 1,416,930
Martindale	Union, OH	30	902,029
La Villa Elena	Bernalillo, NM	54	1,409,213
Rio Abajo	Truth or Consequences, NM	42	1,343,230
Fortville II	Fortville, IN	24	645,435
Summitville	Summitville, IN	24	705,572
Suncrest	Yanceyville, NC	40	1,418,295
Brandywine III	Millsboro, DE	32	1,042,263
Concord IV	Perryville, MD	32	1,043,171
Dunbarton Oaks III	Georgetown, DE	32	1,047,597
Federal Manor	Federalsburg, MD	32	1,112,176
Mulberry Hill IV	Easton, MD	16	583,605
Madison	Madison, OH	39	1,267,594
Hannah's Mill	Thomaston, GA	50	1,419,281
Longleaf Apts.	Cairo, GA	36	934,567
Sylacauga Garden	Sylacauga, AL	42	1,355,276
Monroe Family	Monroe, GA	48	1,409,335
Casa Linda	Silver City, NM	41	1,330,018
Eagle's Bay	Beaufort, NC	40	1,426,035
Sage	Gallup, NM	44	1,418,573
Middleport	Middleport, NY	25	914,086
Morgantown	Morgantown, IN	24	763,753
Cuthbert Elderly	Cuthbert, GA	32	791,518
Mabank 1988	Mabank, TX	42	1,073,458
Buena Vista	Buena Vista, GA	24	634,731
Woodcroft	Elizabethtown, NC	32	1,115,526
Spring Creek	Quitman, GA	18	474,573
Spring Creek	Cherokee, AL	24	842,394
Milton Elderly	Milton, FL	43	1,046,041
Stone Arbor	Madison, NC	40	1,440,066
Centralia II	Centralia, IL	24	772,406
Poteau IV	Poteau, OK	32	539,252
Barling	Barling, AR	48	833,428
Booneville	Booneville, AR	48	1,288,946
Augusta	Augusta, KS	66	1,852,452
Mathis Retirement	Mathis, TX	36	844,662
Sabinal Housing	Sabinal, TX	24	583,170
Kingsland Housing	Kingsland, TX	34	814,991
Poteau Prop. III	Poteau, OK	19	447,164
Decatur Properties	Decatur, AR	24	746,697
Broken Bow Prop II	Broken Bow, OK	46	1,433,379
Turtle Creek II	Grove, OK	42	1,203,810
Hartwell Elderly	Hartwell, GA	24	646,959

Total		1,517	$ 44,333,657

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2008:

	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Laynecrest	$ 310,264	$ 1,533,433	$ 18,088
Martindale	243,665	928,824	54,434
La Villa Elena	128,000	1,672,703	402,610
Rio Abajo	88,500	1,610,884	269,137
Fortville II	25,000	780,355	5,034
Summitville	30,000	849,511	483
Suncrest	331,988	1,788,595	57,257
Brandywine III	105,508	1,154,434	133,411
Concord IV	120,440	1,198,338	117,287
Dunbarton Oaks III	123,135	1,205,530	117,904
Federal Manor	142,632	1,252,927	150,481
Mulberry Hill IV	55,379	652,234	52,136
Madison	60,000	1,378,177	40,498
Hannah's Mill	60,000	1,754,918	(2,132)
Longleaf Apts.	54,700	1,135,966	28,065
Sylacauga Garden	70,000	1,521,755	60,991
Monroe Family	110,000	1,678,673	0
Casa Linda	153,730	1,518,228	169,016
Eagle's Bay	175,735	1,752,762	46,948
Sage	196,207	1,616,554	242,646
Middleport	18,000	1,132,502	17,350
Morgantown	15,000	940,191	4,592
Cuthbert Elderly	22,550	1,006,889	(1,144)
Mabank 1988	57,200	1,210,248	168,341
Buena Vista	11,390	804,816	(1,979)
Woodcroft	82,500	1,402,798	12,135
Spring Creek	33,330	575,656	(1,378)
Spring Creek	20,000	589,739	432,548
Milton Elderly	50,000	1,292,395	53,983
Stone Arbor	57,280	1,813,230	16,692
Centralia II	36,450	954,070	(14,292)
Poteau IV	33,000	683,016	0
Barling	62,500	1,049,173	41,191
Booneville	32,500	1,650,087	0
Augusta	101,300	2,280,419	0
Mathis Retirement	37,127	1,041,038	7,146
Sabinal Housing	18,000	752,263	9,852
Kingsland Housing	30,000	894,081	238,169
Poteau Prop. III	18,350	564,655	0
Decatur Properties	24,300	945,516	0
Broken Bow Prop II	70,000	1,887,868	0
Turtle Creek II	45,000	1,513,446	0
Hartwell Elderly	49,800	771,529	0

Total	$ 3,510,460	$ 52,740,426	$ 2,947,500

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2008:

Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Laynecrest	$ 41,817	$ 1,819,968	$ 1,861,785
Martindale	40,500	1,186,423	1,226,923
La Villa Elena	187,734	2,015,579	2,203,313
Rio Abajo	107,245	1,861,276	1,968,521
Fortville II	25,000	785,389	810,389
Summitville	30,000	849,994	879,994
Suncrest	349,456	1,828,384	2,177,840
Brandywine III	30,382	1,362,971	1,393,353
Concord IV	35,899	1,400,166	1,436,065
Dunbarton Oaks III	27,853	1,418,716	1,446,569
Federal Manor	86,281	1,459,759	1,546,040
Mulberry Hill IV	20,761	738,988	759,749
Madison	60,000	1,418,675	1,478,675
Hannah's Mill	60,000	1,752,786	1,812,786
Longleaf Apts.	80,485	1,138,246	1,218,731
Sylacauga Garden	74,725	1,578,021	1,652,746
Monroe Family	110,000	1,678,673	1,788,673
Casa Linda	161,550	1,679,424	1,840,974
Eagle's Bay	181,070	1,794,375	1,975,445
Sage	276,506	1,778,901	2,055,407
Middleport	18,000	1,149,852	1,167,852
Morgantown	15,000	944,783	959,783
Cuthbert Elderly	22,550	1,005,745	1,028,295
Mabank 1988	112,306	1,323,483	1,435,789
Buena Vista	11,390	802,837	814,227
Woodcroft	82,500	1,414,933	1,497,433
Spring Creek	33,330	574,278	607,608
Spring Creek	21,619	1,020,668	1,042,287
Milton Elderly	50,000	1,346,378	1,396,378
Stone Arbor	57,280	1,829,922	1,887,202
Centralia II	36,450	939,778	976,228
Poteau IV	33,000	683,016	716,016
Barling	62,500	1,090,364	1,152,864
Booneville	32,500	1,650,087	1,682,587
Augusta	101,300	2,280,419	2,381,719
Mathis Retirement	37,127	1,048,184	1,085,311
Sabinal Housing	18,000	762,115	780,115
Kingsland Housing	30,000	1,132,250	1,162,250
Poteau Prop. III	18,350	564,655	583,005
Decatur Properties	24,300	945,516	969,816
Broken Bow Prop II	70,000	1,887,868	1,957,868
Turtle Creek II	45,000	1,513,446	1,558,446
Hartwell Elderly	49,800	771,529	821,329

Total	$ 2,969,566	$ 56,228,820	$ 59,198,386

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2008:

Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Laynecrest	$ 1,450,303	5.0	- 27.5
Martindale	851,180	5.0	- 27.5
La Villa Elena	1,050,187	5.0	- 40.0
Rio Abajo	933,953	5.0	- 40.0
Fortville II	578,908	5.0	- 27.5
Summitville	629,531	5.0	- 27.5
Suncrest	868,289	5.0	- 40.0
Brandywine III	1,021,934	5.0	- 27.5
Concord IV	1,085,147	5.0	- 27.5
Dunbarton Oaks III	1,089,486	5.0	- 27.5
Federal Manor	1,115,770	5.0	- 27.5
Mulberry Hill IV	566,367	5.0	- 27.5
Madison	869,864	5.0	- 33.0
Hannah's Mill	1,170,060	5.0	- 30.0
Longleaf Apts.	773,856	5.0	- 30.0
Sylacauga Garden	1,284,495	5.0	- 27.5
Monroe Family	1,196,889	5.0	- 27.5
Casa Linda	840,154	5.0	- 40.0
Eagle's Bay	771,191	5.0	- 50.0
Sage	900,281	5.0	- 40.0
Middleport	549,783	5.0	- 27.5
Morgantown	640,105	5.0	- 27.5
Cuthbert Elderly	644,362	5.0	- 30.0
Mabank 1988	868,443	5.0	- 35.0
Buena Vista	505,760	5.0	- 30.0
Woodcroft	580,672	5.0	- 50.0
Spring Creek	361,942	5.0	- 40.0
Spring Creek	374,131	5.0	- 30.0
Milton Elderly	829,489	5.0	- 30.0
Stone Arbor	735,661	5.0	- 50.0
Centralia II	646,169	5.0	- 27.5
Poteau IV	518,079	5.0	- 25.0
Barling	839,023	5.0	- 25.0
Booneville	1,271,142	5.0	- 25.0
Augusta	1,747,513	5.0	- 25.0
Mathis Retirement	411,656	5.0	- 50.0
Sabinal Housing	300,391	5.0	- 50.0
Kingsland Housing	411,748	5.0	- 50.0
Poteau Prop. III	428,423	5.0	- 25.0
Decatur Properties	704,766	5.0	- 25.0
Broken Bow Prop II	1,234,003	5.0	- 25.0
Turtle Creek II	1,128,270	5.0	- 25.0
Hartwell Elderly	511,819	5.0	- 27.5

Total	$ 35,291,195

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 82,065,775
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	201,946
Improvements, etc.	0
Other	0
		201,946
Deductions during period:
Cost of retired assets	(23,069,335)
Other	0
		(23,069,335)

Balance at end of period - December 31, 2008		$ 59,198,386

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 46,432,941
Adjustment to prior year's depreciation		(5,862)
Accumulated depreciation of retired assets		(12,926,516)
Current year expense		1,790,632

Balance at end of period - December 31, 2008		$ 35,291,195

GATEWAY TAX CREDIT FUND, LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

The following table provides certain summary information regarding the Projects in which Gateway had an interest as of December 31, 2008:

PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Laynecrest	48	$ 1,416,930	10.63%	13,193	50
Martindale	30	902,029	9.50%	7,591	50
La Villa Elena	54	1,409,213	9.00%	11,397	50
Rio Abajo	42	1,343,230	9.50%	11,306	50
Fortville II	24	645,435	9.00%	5,214	50
Summitville	24	705,572	9.00%	5,691	50
Suncrest	40	1,418,295	9.00%	11,372	50
Brandywine III	32	1,042,263	9.00%	8,429	50
Concord IV	32	1,043,171	9.50%	8,822	50
Dunbarton Oaks III	32	1,047,597	9.00%	8,270	50
Federal Manor	32	1,112,176	9.00%	8,994	50
Mulberry Hill IV	16	583,605	9.50%	4,822	50
Madison	39	1,267,594	9.50%	9,604	50
Hannah's Mill	50	1,419,281	9.50%	11,920	50
Longleaf Apts.	36	934,567	9.50%	7,852	50
Sylacauga Garden	42	1,355,276	9.00%	10,941	50
Monroe Family	48	1,409,335	9.00%	11,294	50
Casa Linda	41	1,330,018	9.50%	11,167	50
Eagle's Bay	40	1,426,035	8.75%	11,153	50
Sage	44	1,418,573	8.75%	11,087	50
Middleport	25	914,086	8.75%	7,144	50
Morgantown	24	763,753	9.25%	6,226	50
Cuthbert Elderly	32	791,518	8.75%	6,189	50
Mabank 1988	42	1,073,458	8.75%	8,345	50
Buena Vista	24	634,731	9.25%	5,187	50
Woodcroft	32	1,115,526	9.00%	8,912	50
Spring Creek	18	474,573	9.00%	4,591	50
Spring Creek	24	842,394	11.50%	5,223	50
Milton Elderly	43	1,046,041	9.25%	8,547	50
Stone Arbor	40	1,440,066	9.25%	11,759	50
Centralia II	24	772,406	8.75%	6,031	50
Poteau IV	32	539,252	9.00%	4,777	50
Barling	48	833,428	9.00%	7,382	50
Booneville	48	1,288,946	8.25%	10,250	50
Augusta	66	1,852,452	8.75%	14,465	50
Mathis Retirement	36	844,662	9.50%	7,082	50
Sabinal Housing	24	583,170	9.00%	4,674	50
Kingsland Housing	34	814,991	9.00%	6,554	50
Poteau Prop. III	19	447,164	9.00%	3,569	50
Decatur Properties	24	746,697	8.75%	5,801	50
Broken Bow Prop II	46	1,433,379	8.75%	11,110	50
Turtle Creek II	42	1,203,810	9.00%	9,818	50
Hartwell Elderly	24	646,959	8.75%	5,045	50

TOTAL	1,517	$ 44,333,657

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: June 29, 2009	By:/s/ Ronald M. Diner Ronald M. Diner
President

Date: June 29, 2009	By:/s/ J. Davenport Mosby III J. Davenport Mosby III
Director

Date: June 29, 2009	By:/s/ Jonathan Oorlog Jonathan Oorlog
Vice President and Chief Financial Officer

Date: June 29, 2009	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer