Form 10-Q
period 2009-06-30
GATEWAY TAX CREDIT FUND LTD
filed 2009-08-14
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

BALANCE SHEET
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 360,319	$ 263,458
Receivable - Other	59,040	-

Total Current Assets	419,359	263,458

Total Assets	$ 419,359	$ 263,458

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,000,450	$ 4,955,099
Distribution Payable	73,943	26,423
Deferred Gain on Sale of Project Partnerships	26,076	-
Accounts Payable - Other	100,057	5,435

Total Current Liabilities	5,200,526	4,986,957

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at June 30, 2009 and March 31, 2009)	(5,391,020)	(5,333,453)
General Partners	609,853	609,954

Total Partners' Deficit	(4,781,167)	(4,723,499)

Total Liabilities and Partners' Deficit	$ 419,359	$ 263,458

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Revenues:
Distribution Income	$ 17,848	$ 15,654

Total Revenues	17,848	15,654

Expenses:
Asset Management Fee - General Partner	59,844	82,105
General and Administrative:
General Partner	-	-
Other	15,680	18,108

Total Expenses	75,524	100,213

Loss Before Equity in Income of Project Partnerships and Other Income	(57,676)	(84,559)

Equity in Income of Project Partnerships	-	1,026
Gain on Sale of Project Partnerships	47,520	246,300
Interest Income	8	4,079

Net (Loss) Income from Continuing Operations	$ (10,148)	$ 166,846

Loss from Discontinued Operations (See Notes 2 & 5)	-	(29,333)

Net (Loss) Income	$ (10,148)	$ 137,513

Allocation of Net (Loss) Income:
Limited Partners	$ (10,047)	$ 136,138
General Partners	(101)	1,375

	$ (10,148)	$ 137,513

Net (Loss) Income Per Limited Partnership Unit	$ (0.39)	$ 5.32

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2008	$ (4,571,641)	$ 590,936	$ (3,980,705)

Net Income	136,138	1,375	137,513

Distributions	(246,300)	-	(246,300)

Balance at June 30, 2008	$ (4,681,803)	$ 592,311	$ (4,089,492)

Balance at March 31, 2009	$ (5,333,453)	$ 609,954	$ (4,723,499)

Net Loss	(10,047)	(101)	(10,148)

Distributions	(47,520)	-	(47,520)

Balance at June 30, 2009	$ (5,391,020)	$ 609,853	$ (4,781,167)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (10,148)	$ 137,513
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Premium on Investment in Securities	-	70
Equity in Income of Project Partnerships	-	(1,026)
Gain on Sale of Project Partnerships	(47,520)	(246,300)
Discontinued Operations	-	29,333
Distribution Income	(17,848)	(15,654)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,577
Increase (Decrease) in Accounts Payable - Other	63,082	(696)
Increase in Payable to General Partners	43,927	60,186
Net Cash Provided by (Used in) Operating Activities	31,493	(33,997)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,848	17,508
Net Proceeds from Sale of Project Partnerships	47,520	246,300
Redemption of Investment Securities	-	200,000
Net Cash Provided by Investing Activities	65,368	463,808

Increase in Cash and Cash Equivalents	96,861	429,811
Cash and Cash Equivalents at Beginning of Year	263,458	350,280

Cash and Cash Equivalents at End of Period	$ 360,319	$ 780,091

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 47,520	$ 246,300
Distribution to Limited Partners	(47,520)	(246,300)
Increase in Receivable - Other	(59,040)	-
Increase in Deferred Gain on Sale of Project Partnerships	26,076	-
Increase in Payable to General Partners	1,424	-
Increase in Accounts Payable - Other	31,540	-
	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2009, Gateway had received capital contributions of $325,032 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively and collectively the General Partners.

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

Gateway accounts for its investments as the sole limited partner in Project Partnerships (“Investments in Project Partnerships”) using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior cash losses.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $112,895 was recognized in the Statement of Operations.  No impairment expense was recorded in the fourth quarter of fiscal year 2009.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Assets Held for Sale

Assets which meet certain specific criteria are classified as property held for sale as of the balance sheet date.  One of the Project Partnerships, Crosstown Seniors Limited Dividend Housing Association Limited Partnership (“Crosstown”) met such criteria as of March 31, 2008.  Accordingly, the equity in loss of Crosstown is presented as discontinued operations for the quarter ended June 30, 2008.  Crosstown was sold during September 2008.  (See further discussion of this sale transaction in Note 5).

Discontinued Operations on the Statements of Operations consist of the following amounts for the three months ended June 30, 2009 and 2008:

	2009	2008
Equity in Loss of Project Partnerships	$ -	$ (29,333)
Total Loss from Discontinued Operations	$ -	$ (29,333)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no investments in securities as of June 30, 2009.

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

As of June 30, 2009, Gateway holds variable interests in 39 VIEs, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $8,693,713 at June 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Changes

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2009 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.  Totals incurred for the three months ended June 30, 2009 and 2008 were $59,844 and $82,105, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Statements of Operations.  No such expenses were incurred for the three months ended June 30, 2009 and 2008.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2009, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 39 Project Partnerships holding 41 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	June 30,	March 31,
	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 8,693,713	$ 9,304,507

Cumulative equity in losses of Project Partnerships (1)	(9,098,006)	(9,606,978)

Cumulative distributions received from Project Partnerships	(314,038)	(360,043)

Investment in Project Partnerships before Adjustment	(718,331)	(662,514)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	1,083,464	1,160,581
Accumulated amortization of acquisition
fees and expenses	(330,613)	(385,172)

Reserve for Impairment of Investment in
Project Partnerships	(34,520)	(112,895)

Investments in Project Partnerships	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $14,157,492 for the period ended June 30, 2009 and cumulative suspended losses of $14,227,196 for the year ended March 31, 2009 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:

	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,997,351	$ 7,077,771
Investment properties, net	21,328,694	33,716,655
Other assets	79,406	464,220
Total assets	$ 26,405,451	$ 41,258,646

Liabilities and Partners' Deficit:
Current liabilities	$ 1,561,345	$ 3,159,080
Long-term debt	41,367,531	57,974,445
Total liabilities	42,928,876	61,133,525

Partners' deficit
Limited Partner	(15,717,812)	(18,504,486)
General Partners	(805,613)	(1,370,393)
Total Partners' deficit	(16,523,425)	(19,874,879)

Total liabilities and partners' deficit	$ 26,405,451	$ 41,258,646

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,754,631	$ 2,571,811
Expenses:
Operating expenses	1,191,282	1,765,799
Interest expense	217,175	348,601
Depreciation and amortization	429,026	593,589

Total expenses	1,837,483	2,707,989

Net loss	$ (82,852)	$ (136,178)

Other partners' share of net loss	$ (828)	$ (1,362)

Gateway's share of net loss	$ (82,024)	$ (134,816)
Suspended losses	82,024	106,509

Equity in Income of Project Partnerships	$ -	$ 1,026

Equity in Loss of Project Partnerships - Held for Sale	$ -	$ (29,333)

Gateway's deficit as reflected by the Project Partnerships of $(15,717,812) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses, amortization, and the impairment reserve of $(718,331) primarily because of suspended losses on Gateway's books.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of June 30, 2009, Gateway has sold or otherwise disposed of its interest in 43 Project Partnerships which held 46 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Deferred Gain on Disposal
June 2009	Sabinal Housing Ltd.	$ 4,665	$ 0.18	$ -	$ 4,665
June 2009	Kingsland Housing Ltd.	12,497	0.49	-	12,497
June 2009	Mathis Retirement Ltd.	8,914	0.35	-	8,914
May 2009	Spring Creek Apartments, Ltd. (GA)	47,520	1.86	47,520	-
				$ 47,520	$ 26,076

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Sabinal Housing, Ltd., Kingsland Housing, Ltd., and Mathis Retirement, Ltd. were consummated on or prior to June 30, 2009, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $27,500 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in July 2009.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gain of $26,076 will be recognized in the fiscal year 2010 second quarter Statement of Operations.

Of the March 31, 2009 Reserve for Impairment of Investments in Project Partnerships balance, $57,628 pertained to Sabinal Housing, Ltd.  After giving effect to the Reserve for Impairment, Gateway will recognize a $4,665 gain on the sale of this Project Partnership during the second quarter of fiscal year 2010.

Of the March 31, 2009 Reserve for Impairment of Investments in Project Partnerships balance, $20,747 pertained to Kingsland Housing, Ltd.  After giving effect to the Reserve for Impairment, Gateway will recognize a $12,497 gain on the sale of this Project Partnership during the second quarter of fiscal year 2010.

The net proceeds per LP unit from the sale of Spring Creek Apartments, Ltd. (GA) are a component of the Distribution Payable on the Balance Sheet as of June 30, 2009.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Limited Partners during fiscal year 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Gateway.  The MD&A is provided as a supplement to, and should be read in conjunction with the financial statements and accompanying footnotes to the financial statements contained elsewhere in this report.

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

The following discusses the results of operations, liquidity and capital resources for Gateway.

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The latest target date for liquidation of Gateway is on or before December 31, 2009, although there is no certainty that all the activities necessary to occur as of such date will have transpired.

Distribution income received from the Project Partnerships increased $2,194 from $15,654 for the three months ended June 30, 2008 to $17,848 for the three months ended June 30, 2009 while total distributions from Project Partnerships only increased $340 for the same periods.  The increase in distribution income is a result of a decrease in the number of Project Partnerships with investment balances (distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes).  As of June 30, 2008, four Project Partnerships had investment balances as compared to zero Project Partnerships with investment balances as of June 30, 2009.

Total expenses of Gateway were $75,524 for the three months ended June 30, 2009, a decrease of $24,689 as compared to the three months ended June 30, 2008 total expenses of $100,213.  The decrease results primarily from decreases in asset management fees due to sales of Project Partnerships (Gateway ceases accruing asset management fees for sold Project Partnerships).

Interest income decreased $4,071 from $4,079 for the three months ended June 30, 2008 to $8 for the three months ended June 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period and a lower balance of funds earning interest.  Cash and cash equivalents decreased $419,772 from $780,091 as of June 30, 2008 as compared to the June 30, 2009 balance of $360,319.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Four Project Partnership investments were sold or otherwise disposed of during the first quarter of fiscal year 2010 (Spring Creek Apartments, Ltd. (GA), Sabinal Housing, Ltd., Kingsland Housing, Ltd., and Mathis Retirement, Ltd.).  Gateway received net sales proceeds totaling $73,596 ($47,520 was received during the first quarter of fiscal year 2010 and $26,076 was received during the second quarter of fiscal year 2010).  The $73,596 in net proceeds ($2.88 per limited partner unit) will be distributed to the Limited Partners during a subsequent quarter of fiscal year 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Equity in Income of Project Partnerships decreased to $0 for the three months ended June 30, 2009 from $1,026 for the three months ended June 30, 2008 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the three-month periods ended March 31, 2009 and 2008 (Project Partnership financial information is on a three-month lag), excluding Crosstown for the three months ended March 31, 2008, was $82,024 and $105,483, respectively.  Gateway suspended net losses from Project Partnerships for the three months ended March 31, 2009 and 2008 totaling $82,024 and $106,509, respectively.

Gain on Sale of Project Partnerships decreased $198,780 from $246,300 for the three months ended June 30, 2008 to $47,520 for the three months ended June 30, 2009.  As more fully discussed within this MD&A, four Project Partnership investments were sold or disposed of during the quarter-ended June 30, 2009 as compared to the quarter-ended June 30, 2008 when two Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section wihtin this MD&A.

Loss from Discontinued Operations decreased to $0 for the three-month period ended June 30, 2009 from $29,333 for the three-month period ended June 30, 2008.  No assets were classified as held for sale on the balance sheet as of June 30, 2009.  Crosstown was classified as Investments in Project Partnerships held for sale as of June 30, 2008 and its equity in loss was presented as discontinued operations for the quarter ended June 30, 2008.  Crosstown was sold during September 2008.

In total, Gateway reported a net loss of $10,148 for the three months ended June 30, 2009.  After adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $31,493.  Cash provided by investing activities was $65,368 consisting of $17,848 in cash distributions from the Project Partnerships and $47,520 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

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

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earnings thereon, and cash distributed to Gateway from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  At June 30, 2009, Gateway had $360,319 of cash and cash equivalents.  However, $73,943 of this balance represents proceeds Gateway received prior to June 30, 2009 from the sale of Project Partnerships which is for distribution to Limited Partners.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to perhaps pay a small portion of the unpaid Asset Management Fee.

For the three months ended June 30, 2009, Gateway received $17,848 in cash distributions from the Project Partnerships and $8 in interest income which are available for payment of Gateway expenses.  The General and Administrative operating costs (both General Partner and Other) were $15,680 for the three months ended June 30, 2009 and the Asset Management Fee expensed was $59,844; no asset management fees were actually paid to the General Partner during the three months ended June 30, 2009.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

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

As of June 30, 2009, Gateway holds a limited partner interest in 39 Project Partnerships holding 41 properties which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of June 30, 2009, 43 of the Project Partnerships holding 46 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  During the quarter-ended June 30, 2009, Gateway sold or otherwise disposed of its interest in 4 Project Partnerships.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Deferred Gain on Disposal
June 2009	Sabinal Housing Ltd.	$ 4,665	$ 0.18	$ -	$ 4,665
June 2009	Kingsland Housing Ltd.	12,497	0.49	-	12,497
June 2009	Mathis Retirement Ltd.	8,914	0.35	-	8,914
May 2009	Spring Creek Apartments, Ltd. (GA)	47,520	1.86	47,520	-
				$ 47,520	$ 26,076

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Sabinal Housing, Ltd., Kingsland Housing, Ltd., and Mathis Retirement, Ltd. were consummated on or prior to June 30, 2009, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $27,500 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in July 2009.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gain of $26,076 will be recognized in the fiscal year 2010 second quarter Statement of Operations.

Of the March 31, 2009 Reserve for Impairment of Investments in Project Partnerships balance, $57,628 pertained to Sabinal Housing, Ltd.  After giving effect to the Reserve for Impairment, Gateway will recognize a $4,665 gain on the sale of this Project Partnership during the second quarter of fiscal year 2010.

Of the March 31, 2009 Reserve for Impairment of Investments in Project Partnerships balance, $20,747 pertained to Kingsland Housing, Ltd.  After giving effect to the Reserve for Impairment, Gateway will recognize a $12,497 gain on the sale of this Project Partnership during the second quarter of fiscal year 2010.

The net proceeds per LP unit from the sale of Spring Creek Apartments, Ltd. (GA) are a component of the Distribution Payable on the Balance Sheet as of June 30, 2009.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

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

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Limited Partners during fiscal year 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2009:

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Buena Vista Housing, Ltd., L.P.	Hannah’s Mill Apartments, Ltd.
Monroe Family, Ltd.	Hartwell Elderly, Ltd., L.P.
Brandywine III Limited Partnership	Dunbarton Oaks III Limited Partnership
Federal Manor III Limited Partnership	Mulberry Hill IV Associates LP
Middleport Limited Partnership	Eagle’s Bay Limited Partnership
Stone Arbor Limited Partnership	Suncrest Limited Partnership
Woodcroft Limited Partnership	Mabank 1988 Limited
Casa Linda Limited Partnership	La Villa Elena Limited Partnership
Rio Abajo	Sage Limited Partnership
Laynecrest Associates Limited Partnership	Martindale Limited Partnership
Augusta Properties, L.P.	Booneville Properties
Barling Properties	Poteau Properties IV
Turtle Creek Properties Phase II	Broken Bow Properties II
Decatur Properties	Poteau Properties III

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to approximate $2,040,000, or $79.79 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 6-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Cuthbert Elderly Housing, Ltd.	Madison, Ltd.
Concord IV Limited Partnership	Longleaf Apartments, Ltd.

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $665,000, or $26.01 per limited partnership unit potentially available for distribution to the Limited Partners within the next 6 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 14, 2009	By:/s/ Ronald M. Diner Ronald M. Diner
President

Date: August 14, 2009	By:/s/ Toni S. Matthews Toni S. Matthews
Vice President and Chief Financial Officer

Date: August 14, 2009	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer