Form 10-Q
period 2009-09-30
GATEWAY TAX CREDIT FUND LTD
filed 2009-11-13
CIK 824605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

BALANCE SHEET
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 332,194	$ 263,458
Receivable - Other	155,460	-

Total Current Assets	487,654	263,458

Total Assets	$ 487,654	$ 263,458

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,060,255	$ 4,955,099
Distribution Payable	17,289	26,423
Deferred Gain on Sale of Project Partnerships	152,346	-
Accounts Payable - Other	5,435	5,435

Total Current Liabilities	5,235,325	4,986,957

Partners' Equity (Deficit):
Limited Partners (25,566 units outstanding
at September 30, 2009 and March 31, 2009)	(5,367,258)	(5,333,453)
General Partners	619,587	609,954

Total Partners' Deficit	(4,747,671)	(4,723,499)

Total Liabilities and Partners' Deficit	$ 487,654	$ 263,458

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Revenues:
Distribution Income	$ 19,089	$ 15,973

Total Revenues	19,089	15,973

Expenses:
Asset Management Fee - General Partner	56,131	78,727
General and Administrative:
General Partner	-	-
Other	24,099	43,086

Total Expenses	80,230	121,813

Loss Before Equity in Income of Project Partnerships and Other Income	(61,141)	(105,840)

Equity in Income of Project Partnerships	-	8,090
Gain on Sale of Project Partnerships	939,909	230,135
Interest Income	15	4,152
Miscellaneous Income	94,622	-

Net Income from Continuing Operations	$ 973,405	$ 136,537

Income from Discontinued Operations (See Notes 2 & 5)	-	1,060,468

Net Income	$ 973,405	$ 1,197,005

Allocation of Net Income:
Limited Partners	$ 963,671	$ 1,185,035
General Partners	9,734	11,970

	$ 973,405	$ 1,197,005

Net Income Per Limited Partnership Unit	$ 37.69	$ 46.35

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Revenues:
Distribution Income	$ 36,937	$ 31,627

Total Revenues	36,937	31,627

Expenses:
Asset Management Fee - General Partner	115,975	160,832
General and Administrative:
General Partner	-	-
Other	39,779	61,194

Total Expenses	155,754	222,026

Loss Before Equity in Income of Project Partnerships and Other Income	(118,817)	(190,399)

Equity in Income of Project Partnerships	-	9,116
Gain on Sale of Project Partnerships	987,429	476,435
Interest Income	23	8,231
Miscellaneous Income	94,622	-

Net Income from Continuing Operations	$ 963,257	$ 303,383

Income from Discontinued Operations (See Notes 2 & 5)	-	1,031,135

Net Income	$ 963,257	$ 1,334,518

Allocation of Net Income:
Limited Partners	$ 953,624	$ 1,321,173
General Partners	9,633	13,345

	$ 963,257	$ 1,334,518

Net Income Per Limited Partnership Unit	$ 37.30	$ 51.68

Number of Limited Partnership Units Outstanding	25,566	25,566

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Limited	General
	Partners'	Partners'
	Deficit	Equity	Total

Balance at March 31, 2008	$ (4,571,641)	$ 590,936	$ (3,980,705)

Capital Contributions	-	5,312	5,312

Net Income	1,321,173	13,345	1,334,518

Distributions	(1,772,453)	-	(1,772,453)

Balance at September 30, 2008	$ (5,022,921)	$ 609,593	$ (4,413,328)

Balance at March 31, 2009	$ (5,333,453)	$ 609,954	$ (4,723,499)

Net Income	953,624	9,633	963,257

Distributions	(987,429)	-	(987,429)

Balance at September 30, 2009	$ (5,367,258)	$ 619,587	$ (4,747,671)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net Income	$ 963,257	$ 1,334,518
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Premium on Investment in Securities	-	70
Equity in Income of Project Partnerships	-	(9,116)
Gain on Sale of Project Partnerships	(987,429)	(476,435)
Discontinued Operations	-	(1,031,135)
Distribution Income	(36,937)	(31,627)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,577
Decrease in Accounts Payable - Other	-	(696)
Increase in Payable to General Partners	102,042	118,234
Net Cash Provided by (Used in) Operating Activities	40,933	(93,610)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	36,937	33,482
Net Proceeds from Sale of Project Partnerships	987,429	1,767,666
Redemption of Investment Securities	-	200,000
Net Cash Provided by Investing Activities	1,024,366	2,001,148

Cash Flows from Financing Activities:
Distributions to Limited Partners	(996,563)	(1,767,121)
Net Cash Used in Financing Activities	(996,563)	(1,767,121)

Increase in Cash and Cash Equivalents	68,736	140,417
Cash and Cash Equivalents at Beginning of Year	263,458	350,280

Cash and Cash Equivalents at End of Period	$ 332,194	$ 490,697

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 18,764	$ 5,312
Distribution to Limited Partners	(18,764)	(5,312)
Increase in Receivable - Other	(155,460)	(101,450)
Increase in Deferred Gain on Sale of Project Partnerships	152,346	67,661
Increase in Payable to General Partners	3,114	5,239
Net Proceeds from Sale of Project Partnerships	-	28,550
Decrease in Payable to General Partners	-	(5,312)
Capital Contributions	-	5,312
	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund, Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 27, 1987 under the laws of Florida.  Operations commenced on June 30, 1988.  Gateway invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2009, Gateway had received capital contributions of $325,032 from the General Partners and $25,566,000 from the Limited Partners.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $112,895 was recognized in the Statement of Operations.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during either of the six-month periods ended September 30, 2009 and 2008.

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

Discontinued Operations on the Statements of Operations consist of the following amounts for the six months ended September 30, 2009 and 2008:

	2009	2008
Gain on Sale of Project Partnerships	$ -	$ 1,031,135
Total Income from Discontinued Operations	$ -	$ 1,031,135

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Variable Interest Entities

Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the Project Partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

As of September 30, 2009, Gateway holds variable interests in 22 VIEs, which consist of Project Partnerships.  Gateway is not the primary beneficiary of any of these VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $4,898,731 at September 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2009.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

The General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses as follows:

Asset Management Fee – The Managing General Partner is entitled to receive an annual asset management fee equal to 0.45% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.  Totals incurred for the six months ended September 30, 2009 and 2008 were $115,975 and $160,832, respectively.

General and Administrative Expenses – The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  These expenses are included in the Statements of Operations.  No such expenses were incurred for the six months ended September 30, 2009 and 2008.

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2009, Gateway holds a 99% interest in the profits, losses, and Tax Credits as a limited partner in 22 Project Partnerships holding 22 properties which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	September 30,	March 31,
	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 4,898,731	$ 9,304,507

Cumulative equity in losses of Project Partnerships (1)	(4,999,695)	(9,606,978)

Cumulative distributions received from Project Partnerships	(240,610)	(360,043)

Investment in Project Partnerships before Adjustment	(341,574)	(662,514)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	616,502	1,160,581
Accumulated amortization of acquisition fees and expenses	(240,408)	(385,172)

Reserve for Impairment of Investment in Project Partnerships	(34,520)	(112,895)

Investments in Project Partnerships	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,553,285 for the period ended September 30, 2009 and cumulative suspended losses of $14,227,196 for the year ended March 31, 2009 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships as of June 30 and the summarized statements of operations for the six months ended June 30 of each year:

	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,204,927	$ 5,539,175
Investment properties, net	14,135,555	25,582,177
Other assets	69,463	64,406
Total assets	$ 17,409,945	$ 31,185,758

Liabilities and Partners' Deficit:
Current liabilities	$ 1,057,334	$ 1,378,669
Long-term debt	24,028,994	46,723,243
Total liabilities	25,086,328	48,101,912

Partners' deficit
Limited Partner	(7,231,371)	(16,024,470)
General Partners	(445,012)	(891,684)
Total Partners' deficit	(7,676,383)	(16,916,154)

Total liabilities and partners' deficit	$ 17,409,945	$ 31,185,758

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,964,322	$ 3,722,799
Expenses:
Operating expenses	1,465,599	2,553,721
Interest expense	251,589	510,155
Depreciation and amortization	466,751	942,483

Total expenses	2,183,939	4,006,359

Net loss	$ (219,617)	$ (283,560)

Other partners' share of net loss	$ (2,196)	$ (2,835)

Gateway's share of net loss	$ (217,421)	$ (280,725)
Suspended losses	217,421	289,841

Equity in Income of Project Partnerships	$ -	$ 9,116

Gateway's deficit as reflected by the Project Partnerships of $(7,231,371) differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses, amortization, and the impairment reserve of $(341,574) primarily because of suspended losses on Gateway's books.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of September 30, 2009, Gateway has sold or otherwise disposed of its interest in 60 Project Partnerships which held 65 properties.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Deferred Gain on Disposal
September 2009	Madison, Ltd.	$ 43,958	$ 1.72	$ -	$ 43,958
September 2009	Mabank 1988 Limited (Phase I & II)	14,482	0.57	-	14,482
September 2009	Monroe Family, Ltd.	38,749	1.52	-	38,749
September 2009	Hartwell Elderly, Ltd.	28,749	1.12	-	28,749
September 2009	Mulberry Hill IV Associates	3,581	0.14	-	3,581
September 2009	Federal Manor III	7,497	0.29	-	7,497
September 2009	Dunbarton Oaks III	7,749	0.30	-	7,749
September 2009	Brandywine III	7,581	0.30	-	7,581
August 2009	Middleport Limited Partnership	18,764	0.73	18,764	-
August 2009	Augusta Properties, LP (Phase I & II)	180,810	7.07	180,686	-
August 2009	Barling Properties	131,898	5.16	131,836	-
August 2009	Booneville Properties	137,430	5.38	137,368	-
August 2009	Broken Bow Properties II	126,365	4.94	126,303	-
August 2009	Decatur Properties	65,509	2.56	65,447	-
August 2009	Poteau Properties III	51,678	2.02	51,616	-
August 2009	Poteau Properties IV	87,640	3.43	87,578	-
August 2009	Turtle Creek Properties Phase II	115,301	4.51	115,239	-
June 2009	Sabinal Housing Ltd.	4,665	0.18	4,330	-
June 2009	Kingsland Housing Ltd.	12,497	0.49	12,163	-
June 2009	Mathis Retirement Ltd.	8,914	0.35	8,579	-
May 2009	Spring Creek Apartments, Ltd. (GA)	47,520	1.86	47,520	-
				$ 987,429	$ 152,346

In accordance with GAAP, although the sales of Madison, Ltd., Mabank 1988 Limited (Phase I & II), Monroe Family, Ltd., Hartwell Elderly, Ltd., Mulberry Hill IV Associates, Federal Manor III, Dunbarton Oaks III, and Brandywine III were consummated on or prior to September 30, 2009, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $155,460 which is included in Receivable – Other on the Balance Sheet.  Of this amount, $72,460 was subsequently received in October 2009 and the balance has yet to be received.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gain of $152,346 will be recognized on the Statement of Operations when the proceeds are received.

The net proceeds per LP unit from the sale of Middleport Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2009.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

The net proceeds per LP unit from the sale of Augusta Properties, LP (Phase I & II), Barling Properties, Booneville Properties, Broken Bow Properties II, Decatur Properties, Poteau Properties III, Poteau Properties IV, Turtle Creek Properties Phase II, Sabinal Housing, Ltd., Kingsland Housing, Ltd., Mathis Retirement, Ltd., and Spring Creek Apartments, Ltd. (GA) were distributed to the Limited Partners in September 2009.

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

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Limited Partners in September 2009.

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

Gateway recognized additional gains on sale of Project Partnerships in the amount of $6,938 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions.  Any undistributed proceeds related hereto were distributed to the Limited Partners in September 2009.

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

NOTE 6 – SUBSEQUENT EVENTS:

Gateway reviewed and evaluated events from the period ended September 30, 2009 through the date the financial statements were issued, November 13, 2009, and concluded that no other subsequent events have occurred that require recognition in the financial statements.

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of Centralia II, Village Apartments of Fortville II, Village Apartments of Morgantown, Village Apartments of Summitville, and Spring Creek Apartments, Ltd. (AL).  Gateway received approximately $7,000 in net proceeds (approximately $0.27 per limited partnership unit) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the third quarter of fiscal year 2010 and the net proceeds from these sale transactions will be distributed to the Limited Partners in a subsequent quarter.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2009, although there is no certainty that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income received from the Project Partnerships increased $5,310 from $31,627 for the six months ended September 30, 2008 to $36,937 for the six months ended September 30, 2009.  The increase in distribution income is a result of fewer Project Partnerships with investment balances coupled with an increase of gross distributions received from Project Partnerships.  The number of Project Partnerships with an investment balance decreased from three as of September 30, 2008 to zero Project Partnerships as of September 30, 2009.  The gross distributions received from Project Partnerships increased from $33,482 for the six-month period ended September 30, 2008 to $36,937 for the same period ended in 2009.  During the six months ended September 30, 2009, Gateway recorded miscellaneous income from the receipt of cash from a third-party for consideration in extending the closing dates listed in the purchase agreements for several Project Partnerships.  The funds are being used to cover the third-party expenses of Gateway.

Total expenses of Gateway were $155,754 for the six months ended September 30, 2009, a decrease of $66,272 as compared to the six months ended September 30, 2008 total expenses of $222,026.  The decrease results from decreases in 1) asset management fees due to sales of Project Partnerships (Gateway ceases accruing asset management fees for sold Project Partnerships) and 2) General and Administrative expense – Other (expenses for annual tax return preparation and financial statement audits and quarterly reviews, third-party investor reporting services and any other third-party professional services incurred are included in this category of expenses).

Interest income decreased $8,208 from $8,231 for the six months ended September 30, 2008 to $23 for the six months ended September 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period and a lower balance of funds earning interest.  Cash and cash equivalents decreased $158,503 from $490,697 as of September 30, 2008 as compared to the September 30, 2009 balance of $332,194.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Twenty-one Project Partnership investments were sold or otherwise disposed of during the first two quarters of fiscal year 2010 (Spring Creek Apartments, Ltd. (GA), Sabinal Housing, Ltd., Kingsland Housing, Ltd., Mathis Retirement, Ltd., Augusta Properties, LP (Phase I & II), Barling Properties, Booneville Properties, Broken Bow Properties II, Decatur Properties, Poteau Properties III, Poteau Properties IV, Turtle Creek Properties Phase II, Middleport Limited Partnership, Brandywine III, Dunbarton Oaks III, Federal Manor III, Mulberry Hill IV Associates, Hartwell Elderly, Ltd., Monroe Family, Ltd., Mabank 1988 Limited (Phase I & II), and Madison, Ltd.).  Gateway received net sales proceeds totaling $988,991 during the first two quarters of fiscal year 2010, $70,366 during the third quarter of fiscal year 2010, and an additional $81,980 has yet to be received.  Of these amounts, $970,227 was distributed in September 2009 to the Limited Partners at $37.95 per limited partner unit.  The remaining $171,110 ($6.69 per limited partner unit) will be distributed to the Limited Partners during a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Twelve Project Partnership investments were sold or otherwise disposed of during fiscal year 2009 (Pulaski Village, Middlefield, Limited, Laurel Apartments, Crosstown Seniors (Phase I & II), Hastings Manor, Ltd., Oakwood Grove, Ltd., Sandhill Forest, Ltd., Lakewood Apartments, Oakwood Apartments, Winder Apartments, Ltd., The Meadows Associates, and Limestone Estates).  Gateway received net sales proceeds totaling $2,113,817.  Of this amount, $2,089,342 was distributed in fiscal year 2009 to the Limited Partners at $81.71 per limited partner unit.  The remaining $24,475 ($0.96 per limited partner unit) was distributed to the Limited Partners in fiscal year 2010 (in September 2009).

Cumulative distributions of sales proceeds since inception of Gateway to Limited Partners amount to $249.21 per unit.

Equity in Income of Project Partnerships decreased to $0 for the six months ended September 30, 2009 from $9,116 for the six months ended September 30, 2008 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the six-month periods ended June 30, 2009 and 2008 (Project Partnership financial information is on a three-month lag) was $217,421 and $280,725, respectively.  Gateway suspended net losses from Project Partnerships for the six months ended June 30, 2009 and 2008 totaling $217,421 and $289,841, respectively.  The suspended losses of $289,841 for the six months ended June 30, 2008 exceed Gateway’s share of the total net loss of $280,725 because certain Project Partnerships with investment balances generated net income of $9,116.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $466,751 and $942,483 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Gain on Sale of Project Partnerships increased $510,994 from $476,435 for the six months ended September 30, 2008 to $987,429 for the six months ended September 30, 2009.  As more fully discussed within this MD&A, twenty-one Project Partnership investments were sold or disposed of during the first two quarters of fiscal year 2010 as compared to the first two quarters of fiscal year 2009 when ten Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Income from Discontinued Operations decreased to $0 for the six-month period ended September 30, 2009 from $1,031,135 for the six-month period ended September 30, 2008.  No assets were classified as held for sale on the balance sheet as of September 30, 2009.  Crosstown, which was classified as Investments in Project Partnerships held for sale as of March 31, 2008, was sold during September 2008.  The gain on sale of Crosstown was included in discontinued operations for the six months ended September 30, 2008.  Refer to the discussion of this Project Partnership sale in the Exit Strategy section within this MD&A.

In total, Gateway reported net income of $963,257 for the six months ended September 30, 2009.  After adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $40,933.  Cash provided by investing activities was $1,024,366 consisting of $36,937 in cash distributions from the Project Partnerships and $987,429 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Limited Partners totaling $996,563.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The sources of funds to pay the operating costs are cash and cash equivalents and the interest earnings thereon, and cash distributed to Gateway from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  At September 30, 2009, Gateway had $332,194 of cash and cash equivalents.  However, $17,289 of this balance represents proceeds Gateway received prior to September 30, 2009 from the sale of Project Partnerships which is for distribution to Limited Partners.  Management believes these sources of funds are sufficient to meet Gateway's current and ongoing operating costs for the foreseeable future, and to perhaps pay a portion of the unpaid Asset Management Fee.

For the six months ended September 30, 2009, Gateway received $36,937 in cash distributions from the Project Partnerships and $23 in interest income which are available for payment of Gateway expenses.  The General and Administrative operating costs (both General Partner and Other) were $39,779 for the six months ended September 30, 2009 and the Asset Management Fee expensed was $115,975; no asset management fees were actually paid to the General Partner during the six months ended September 30, 2009.

Recent Accounting Changes

Certain accounting guidance within FASB ASC 740 – Income Taxes (“ASC 740”) was issued in July 2006 which interpreted previous guidance.  The “Accounting for Income Tax Changes” required all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations within ASC 740 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, the changes to ASC 740 do not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued further guidance regarding ASC 740 which deferred the effective date of the Accounting for Income Tax Changes for nonpublic enterprises included within the scope of the revised guidance to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of the Accounting for Income Tax Changes by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of the Accounting for Income Tax Changes to pass-through entities changes.

In November 2008, the FASB updated FASB ASC 323 – Investments – Equity Method and Joint Ventures by clarifying the accounting for certain transactions and impairment considerations involving equity method investments.  This update was effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The changes in this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB updated FASB ASC 860 – Transfers and Servicing to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous ASC 810-10 conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

In June 2009, the FASB issued, and Gateway has adopted, FASB ASC 855 – Subsequent Events.  The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim or annual financial periods ending after June 15, 2009.

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

As of September 30, 2009, Gateway holds a limited partner interest in 22 Project Partnerships holding 22 properties which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 82 Project Partnerships holding 87 properties.  As of September 30, 2009, 60 of the Project Partnerships holding 65 of the properties have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of Gateway.  During the quarter-ended September 30, 2009, Gateway sold or otherwise disposed of its interest in 17 Project Partnerships, bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 21.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal	Deferred Gain on Disposal
September 2009	Madison, Ltd.	$ 43,958	$ 1.72	$ -	$ 43,958
September 2009	Mabank 1988 Limited (Phase I & II)	14,482	0.57	-	14,482
September 2009	Monroe Family, Ltd.	38,749	1.52	-	38,749
September 2009	Hartwell Elderly, Ltd.	28,749	1.12	-	28,749
September 2009	Mulberry Hill IV Associates	3,581	0.14	-	3,581
September 2009	Federal Manor III	7,497	0.29	-	7,497
September 2009	Dunbarton Oaks III	7,749	0.30	-	7,749
September 2009	Brandywine III	7,581	0.30	-	7,581
August 2009	Middleport Limited Partnership	18,764	0.73	18,764	-
August 2009	Augusta Properties, LP (Phase I & II)	180,810	7.07	180,686	-
August 2009	Barling Properties	131,898	5.16	131,836	-
August 2009	Booneville Properties	137,430	5.38	137,368	-
August 2009	Broken Bow Properties II	126,365	4.94	126,303	-
August 2009	Decatur Properties	65,509	2.56	65,447	-
August 2009	Poteau Properties III	51,678	2.02	51,616	-
August 2009	Poteau Properties IV	87,640	3.43	87,578	-
August 2009	Turtle Creek Properties Phase II	115,301	4.51	115,239	-
June 2009	Sabinal Housing Ltd.	4,665	0.18	4,330	-
June 2009	Kingsland Housing Ltd.	12,497	0.49	12,163	-
June 2009	Mathis Retirement Ltd.	8,914	0.35	8,579	-
May 2009	Spring Creek Apartments, Ltd. (GA)	47,520	1.86	47,520	-
				$ 987,429	$ 152,346

In accordance with GAAP, although the sales of Madison, Ltd., Mabank 1988 Limited (Phase I & II), Monroe Family, Ltd., Hartwell Elderly, Ltd., Mulberry Hill IV Associates, Federal Manor III, Dunbarton Oaks III, and Brandywine III were consummated on or prior to September 30, 2009, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $155,460 which is included in Receivable – Other on the Balance Sheet.  Of this amount, $72,460 was subsequently received in October 2009 and the balance has yet to be received.  The net proceeds will be distributed to the Limited Partners in a subsequent quarter.  The deferred gain of $152,346 will be recognized on the Statement of Operations when the proceeds are received.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per LP unit from the sale of Middleport Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2009.  These net proceeds will be distributed to the Limited Partners in a subsequent quarter.

The net proceeds per LP unit from the sale of Augusta Properties, LP (Phase I & II), Barling Properties, Booneville Properties, Broken Bow Properties II, Decatur Properties, Poteau Properties III, Poteau Properties IV, Turtle Creek Properties Phase II, Sabinal Housing, Ltd., Kingsland Housing, Ltd., Mathis Retirement, Ltd., and Spring Creek Apartments, Ltd. (GA) were distributed to the Limited Partners in September 2009.

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

The net proceeds per LP unit from the sale of Limestone Estates are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Limited Partners in September 2009.

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

Gateway recognized additional gains on sale of Project Partnerships in the amount of $6,938 and an additional component of discontinued operations of $240 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions.  Any undistributed proceeds related hereto were distributed to the Limited Partners in September 2009.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2009:

Project Partnerships sold subsequent to September 30, 2009:

Village Apartments of Centralia II	Village Apartments of Fortville II
Village Apartments of Morgantown	Village Apartments of Summitville
Spring Creek Apartments, Ltd. (AL)

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of Centralia II, Village Apartments of Fortville II, Village Apartments of Morgantown, Village Apartments of Summitville, and Spring Creek Apartments, Ltd. (AL).  Gateway received approximately $7,000 in net proceeds (approximately $0.27 per limited partnership unit) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the third quarter of fiscal year 2010 and the net proceeds from these sale transactions will be distributed to the Limited Partners in a subsequent quarter.

Gateway has approved the sale to the general partner of the Project Partnerships or a third party:

Buena Vista Housing, Ltd., L.P.	Hannah’s Mill Apartments, Ltd.
Eagle’s Bay Limited Partnership	Stone Arbor Limited Partnership
Suncrest Limited Partnership	Woodcroft Limited Partnership
Laynecrest Associates Limited Partnership	Martindale Limited Partnership
Sylacauga Garden Apartments III, Ltd.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to approximate $58,000, or $2.27 per limited partnership unit.  Sales proceeds would be available for distribution to the Limited Partners subsequent to the closing of these sale transactions which would most likely occur within the next 3-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Cuthbert Elderly Housing, Ltd.	Casa Linda Limited Partnership
La Villa Elena Limited Partnership	Rio Abajo
Sage Limited Partnership	Concord IV Limited Partnership
Longleaf Apartments, Ltd.

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $1,095,000, or $42.83 per limited partnership unit potentially available for distribution to the Limited Partners within the next 3 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships the results of which are undeterminable.

Gateway is exploring options regarding the sale or other disposition of the remaining Project Partnership investment not specifically listed above.  Any net proceeds arising from this particular Project Partnership are anticipated to be minimal.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 13, 2009	By:/s/ Ronald M. Diner Ronald M. Diner
President

Date: November 13, 2009	By:/s/ Toni S. Matthews Toni S. Matthews
Vice President and Chief Financial Officer

Date: November 13, 2009	By:/s/ Sandra C. Humphreys Sandra C. Humphreys
Secretary and Treasurer